Form 10-K
period 1995-10-31
NAVISTAR FINANCIAL SECURITIES CORP
filed 1996-01-30
CIK 867961

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-K



         [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended October 31, 1995


                                     OR


       [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


           For the transition period from __________ to__________
                                 ----------
                       Commission File Number 33-36767
                                 ----------


           NAVISTAR FINANCIAL SECURITIES CORPORATION on behalf of
                NAVISTAR FINANCIAL DEALER NOTE TRUST 1990 AND
                 NAVISTAR FINANCIAL DEALER NOTE MASTER TRUST
           (Exact name of Registrant as specified in its charter)


            Delaware                             36-3731520
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)


           2850 West Golf Road
        Rolling Meadows, Illinois                        60008
(Address of principal executive offices)               (Zip Code)


     Registrant's telephone number, including area code 847-734-4275




     Securities registered pursuant to Section 12(b) of the Act:  None


     Securities registered pursuant to Section 12(g) of the Act:  None




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                                   PART I


Item 1.  Business

    The Navistar Financial Dealer Note Trust 1990 (the "1990 Trust") was formed pursuant to a Pooling and Servicing Agreement dated as of December 1, 1990 among Navistar Financial Securities Corporation, as seller (the "Seller"), Navistar Financial Corporation, as servicer (the "Servicer"), and Chemical Bank (Successor to Manufacturers Hanover Trust Company), as 1990 Trust Trustee. Wholesale dealer notes (the "Dealer Notes") and security interests in the vehicles financed thereby were transferred to the 1990 Trust in exchange for three classes of floating rate pass-through certificates (the "Investor Certificates") which were remarketed to the public. The Seller's undivided fractional interest in the 1990 Trust (the "Seller Interest") is evidenced by a Seller Certificate.

    Additional Dealer Notes are sold on a daily basis by the Seller to the 1990 Trust to replace those Dealer Notes which have been liquidated or charged off as uncollectible. Accordingly, the aggregate amount of Dealer Notes in the 1990 Trust will fluctuate from day to day as new Dealer Notes are generated and as existing Dealer Notes are removed.

    Under the terms of the Pooling and Servicing Agreement, the Seller is required to maintain a minimum investment in the 1990 Trust (the "Minimum Seller Interest"), a portion of which is subordinated to the Investor Certificates. If the amount of Dealer Notes in the 1990 Trust is less than the combined ownership interest evidenced by the Investor Certificates and Minimum Seller Interest, the Seller must transfer additional funds (the "Investment Securities") to the 1990 Trust to maintain the Seller Interest at an amount not less than the Minimum Seller Interest.

    On June 8, 1995, the Navistar Financial Dealer Note Master Trust (the "Master Trust") was formed pursuant to a Pooling and Servicing Agreement among Navistar Financial Securities Corporation, as seller, Navistar Financial Corporation, as servicer, Chemical Bank (Successor to Manufacturers Hanover Trust Company), as 1990 Trust Trustee and The Bank of New York, as Master Trust Trustee. On June 8, 1995, the 1990 Trust issued Class A-4 Certificates in the amount of $207.9 million to the Master Trust which, in turn, issued Series 1995-1 Certificates in the amount of $200.0 million to the public.

    The 1990 Trust is the active trust and will hold the Dealer Notes and certain related assets until the termination of the 1990 Trust. The termination of the 1990 Trust will occur upon the repayment of the three classes of Investor Certificates issued in 1990 (Class A-1, Class A-2 and Class A-3) at which time the Master Trust will become the active trust.


Item 2.  Properties

    Not applicable.


Item 3.  Legal Proceedings

    The registrant knows of no material pending legal proceedings involving either the Dealer Notes or the trustees, or the Seller or Servicer in respect of the trusts.

                                    PART I


Item 4.  Submission of Matters to a Vote of Security Holders

    During October 1994, holders of the Class A-1, Class A-2 and Class A-3 Certificates were solicited to amend the 1990 Pooling and Servicing Agreement for the following matters:

    1. Allow Navistar Financial Securities Corporation to sell to the 1990 Trust Dealer Notes originated by Navistar Financial Corporation that finance new vehicles manufactured by an entity other than Navistar International Transportation Corp.

    2. Modify the limit for Investor Certificateholders' exposure to individual dealers by allowing an individual dealer's Dealer Note principal balance to reach the greater of up to 2.0% of the aggregate principal balance of Dealer Notes and Investment Securities in the 1990 Trust or the present $4.0 million.

    3. Allow the proceeds from the issuance of a new class of certificates to be invested in Investment Securities rather than Dealer Notes until such time as additional Dealer Notes become available.

    Navistar Financial Securities Corporation received consent on each of the above matters from 67.7% of the Certificateholders resulting in an amendment of the 1990 Pooling and Servicing Agreement effective March 23, 1995.



                                   PART II


Item 5.  Market for the Registrant's Common Equity and
         Related Stockholder Matters

    Not applicable.


Item 6.  Selected Financial Data

    Not applicable.


Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

    As of October 31, 1995, the combined aggregate principal balance of Dealer Notes and Investment Securities was $847.1 million. Reference is made to
Exhibit 13 for additional information regarding principal and interest payments in respect of the Investor Certificates and information regarding servicing compensation and other fees paid by the trusts during the fiscal year.

     As of October 31, 1995, the combined aggregate principal balance of Dealer Notes and Investment Securities allocated by the 1990 Trust to Investor Certificates and the Seller Certificate were $507.9 million and $339.2 million, respectively.

                                    PART II


Item 8.  Financial Statements and Supplementary Data

     Not applicable.


Item 9.  Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure

    None.


                                  PART III


Item 10.  Directors and Executive Officers of the Registrant

    Not applicable.


Item 11.  Executive Compensation

    Not applicable.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

    Not applicable.


Item 13.  Certain Relationships and Related Transactions

    Not applicable.


                                   PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

    (a)  Exhibits

     3     Articles of Incorporation and By-Laws

    10     Material Contracts

           An Annual Summary of the Certificateholders' Statement, the Servicer Certificate and the Servicer and Settlement Certificate listed below is an annualized version of the monthly Servicer Certificates prepared by the Servicer.

    13     - Report of Independent Certified Public Accountants

    13     - Annual Summary of Servicer and Settlement Certificates

    13     - Annual Summary of Servicer Certificates

    13     - Annual Summary of Certificateholders' Statements

    27     - Financial Data Schedule

                                   PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K


    (b)  Reports on Form 8-K:

    The Registrant filed the following reports on Form 8-K during the three months ended October 31, 1995:

      (i)  Form 8-K dated September 25, 1995

     (ii)  Form 8-K dated October 25, 1995





                                 SIGNATURES




    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                      NAVISTAR FINANCIAL SECURITIES CORPORATION on behalf
                             of NAVISTAR FINANCIAL DEALER NOTE TRUST 1990
                          and NAVISTAR FINANCIAL DEALER NOTE MASTER TRUST
                  (Exact name of Registrant as specified in its charter)



By: /s/PHYLLIS E. COCHRAN                                  January 29, 1996
       Phyllis E. Cochran
       Vice President and Controller

                                EXHIBIT INDEX

                                                                 Sequential
Exhibit No. Exhibit                                              Page No.
    3       Articles of Incorporation and By-Laws                    6

   10       Material Contracts                                       7

   13       Report of Independent Certified Public
              - Accountants                                          8

   13       Annual Summary
              - Servicer and Settlement Certificates                 9

   13       Annual Summary
              - Servicer Certificates                               11

   13       Annual Summary
              - Certificateholders' Statements                      15

   27       Financial Data Schedule                                 21
