Form 10-K
period 1996-10-31
NAVISTAR FINANCIAL SECURITIES CORP
filed 1997-01-29
CIK 867961

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549


                          FORM 10-K


  [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended October 31, 1996

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

     Registrant's telephone number, including area code (847) 734-4275

    Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

                             PART I

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

                            PART I

Item 3.  Legal Proceedings

The registrant knows of no material pending legal proceedings involving either the Dealer Notes or the trustees, or the Seller or Servicer in respect of the trusts.

Item 4.  Submission of Matters to a Vote of Security Holders

    No matter was submitted during the period of this report to a vote of holders of the Certificates.


                            PART II


Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

   Not applicable.

Item 6.   Selected Financial Data

   Not applicable.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

    As of October 31, 1996, the combined aggregate principal balance of Dealer Notes and Investment Securities was $671.5 million. Reference is made to Exhibit 13 for additional information regarding principal and interest payments in respect of the Investor Certificates and information regarding servicing compensation and other fees paid by the trusts during the fiscal year.

    As of October 31, 1996, the combined aggregate principal balance of Dealer Notes and Investment Securities allocated by the 1990 Trust to Investor Certificates and the Seller Certificate were $507.9 million and $163.6 million, respectively.

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

     13(a)     -  Annual Summary of Servicer and Settlement Certificates

     13(b)     -  Annual Summary of Servicer Certificates

     13(c)     -  Annual Summary of Certificateholders' Statements

     13(d)     -  Report of Independent Certified Public Accountants

                            PART IV



Item  14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (b)  Reports on Form 8-K:

    The Registrant filed the following reports on Form 8-K during the three months ended October 31, 1996:


     (i)    Form 8-K dated August 26, 1996

     (ii)   Form 8-K dated September 25, 1996

     (iii)  Form 8-K dated October 25, 1996

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



By: /s/ PHYLLIS E. COCHRAN                     January 29, 1997
        Phyllis E. Cochran
        Vice President and Controller

                        EXHIBIT INDEX

                                                              Sequential
 Exhibit No.               Exhibit                             Page No.

     3       Articles of Incorporation and By-Laws                  7

    10       Material Contracts                                     8

    13(a)    Annual Summary                                         9
               - Servicer and Settlement Certificates

    13(b)    Annual Summary                                        12
               - Servicer Certificates

    13(c)    Annual Summary                                        17
               - Certificateholder's Statements

    13(d)    Report of Independent Certified Public Accountants    24
