Form 10-K
period 1997-10-31
NAVISTAR FINANCIAL SECURITIES CORP
filed 1998-01-28
CIK 867961

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 1997

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

        Registrant's telephone number, including area code (847) 734-4000

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

     On June 8, 1995, the Navistar Financial Dealer Note Master Trust (the "Master Trust") was formed pursuant to a Pooling and Servicing Agreement among Navistar Financial Securities Corporation, as seller, Navistar Financial Corporation, as servicer, Chemical Bank (Successor to Manufacturers Hanover Trust Company), as 1990 Trust Trustee and The Bank of New York, as Master Trust Trustee. On June 8, 1995, the 1990 Trust issued Class A-4 Certificates in the amount of $207.9 million to the Master Trust which, in turn, issued Series 1995-1 Certificates in the amount of $200.0 million to the public. On August 19, 1997, the 1990 Trust issued Class A-5 Certificates in the amount of $200.0 million to the Master Trust which in turn issued Series 1997-1 Certificates to the public.

     The 1990 Trust is the active trust and will hold the Dealer Notes and certain related assets until the termination of the 1990 Trust. The termination of the 1990 Trust will occur upon the repayment of the two remaining classes of Investor Certificates issued in 1990 (Class A-2 and Class A-3) at which time the Master Trust will become the active trust.

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

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations

     As of October 31, 1997, the combined aggregate principal balance of Dealer Notes and Investment Securities was $720.3 million. Reference is made to Exhibit 13 for additional information regarding principal and interest payments in respect of the Investor Certificates and information regarding servicing compensation and other fees paid by the trusts during the fiscal year.

     As of October 31, 1997, the combined aggregate principal balance of Dealer Notes and Investment Securities allocated by the 1990 Trust to Investor Certificates and the Seller Certificate were $607.9 million and $112.4 million, respectively. Of the $607.9 million, $200.0 million of Investor Certificates were issued to the public and $407.9 million were issued to the 1995 Dealer Note Master Trust which, in turn, issued $400.0 million to the public. The balance of the 1995 Dealer Note Master Trust is held by the Seller.

     At October 31, 1997, the remaining shelf registration available to Navistar Financial Securities Corporation for issuance of investor certificates was $200.0 million.

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

          13(a) - Annual Summary of Servicer and Settlement Certificates Series 1997-1

          13(b) - Annual Summary of Servicer and Settlement Certificates Series 1995-1

          13(c) -  Annual Summary of Servicer Certificates

          13(d) -  Annual Summary of Certificateholders' Statements

          13(e) -  Report of Independent Certified Public Accountants

                                     PART IV



Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

          (b) Reports on Form 8-K:

          The Registrant filed the following reports on Form 8-K during the three months ended October 31, 1997:


          (i)         Form 8-K dated August 25, 1997

          (ii)        Form 8-K dated September 25, 1997

          (iii)       Form 8-K dated October 27, 1997

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



By:  /s/ PHYLLIS E. COCHRAN                                    January 28, 1998
         Phyllis E. Cochran
         Vice President and Controller
         (Principal Accounting Officer)

                                  EXHIBIT INDEX



                                                                     Sequential
   Exhibit No.                        Exhibit                         Page No.

       3            Articles of Incorporation and By-Laws                 7

      10            Material Contracts                                    8

      13(a)         Annual Summary
                         -  Servicer and Settlement Certificates         10
                            Series 1997-1

      13(b)         Annual Summary                                       13
                         -  Servicer and Settlement Certificates
                            Series 1995-1

      13(c)         Annual Summary                                       16
                         -  Servicer Certificates

      13(d)         Annual Summary                                       21
                        - Certificateholders' Statements

      13(e)         Report of Independent Certified Public Accountants   29

