Form 10-K
period 1998-10-31
NAVISTAR FINANCIAL SECURITIES CORP
filed 1999-01-21
CIK 867961

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 1998

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

Item 1.  Business

     The Navistar Financial Dealer Note Trust 1990 (the "1990 Trust") was formed pursuant to a Pooling and Servicing Agreement dated as of December 1, 1990 among Navistar Financial Securities Corporation, as seller (the "Seller"), Navistar Financial Corporation, as servicer (the "Servicer"), and The Chase Manhattan Bank (survivor in the merger between The Chase Manhattan Bank and Chemical Bank which was the survivor in the merger between Chemical Bank and Manufacturers Hanover Trust Company), as 1990 Trust Trustee. Wholesale dealer notes (the "Dealer Notes") and security interests in the vehicles financed thereby were transferred to the 1990 Trust in exchange for three classes of floating rate pass-through certificates (the "Investor Certificates") which were remarketed to the public. The Seller's undivided fractional interest in the 1990 Trust (the "Seller Interest") is evidenced by a Seller Certificate.

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

     On June 8, 1995, the Navistar Financial Dealer Note Master Trust (the "Master Trust") was formed pursuant to a Pooling and Servicing Agreement among Navistar Financial Securities Corporation, as seller, Navistar Financial Corporation, as servicer, The Chase Manhattan Bank (survivor in the merger between The Chase Manhattan Bank and Chemical Bank which was the survivor in the merger between Chemical Bank and Manufacturers Hanover Trust Company), as 1990 Trust Trustee and The Bank of New York, as Master Trust Trustee. On June 8, 1995, the 1990 Trust issued Class A-4 Certificates in the amount of $207.9 million to the Master Trust which, in turn, issued Series 1995-1 Certificates in the amount of $200.0 million to the public. On August 19, 1997, the 1990 Trust issued Class A-5 Certificates in the amount of $200.0 million to the Master Trust which in turn issued Series 1997-1 Certificates to the public. On July 17, 1998, the 1990 Trust issued Class A-6 Certificates in the amount of $200.0 million to the Master Trust which in turn issued Series 1998-1 Certificates to the public.

     The 1990 Trust is the active trust and will hold the Dealer Notes and certain related assets until the termination of the 1990 Trust. The termination of the 1990 Trust will occur upon the repayment of the one remaining class of Investor Certificates issued in 1990 (Class A-3) at which time the Master Trust will become the active trust. The Class A-3 Investor Certificates are currently expected to be repaid by April 1999.

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

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

     As of October 31, 1998, the combined aggregate principal balance of Dealer Notes and Investment Securities was $997.8 million. Reference is made to Exhibit 13 for additional information regarding principal and interest payments in respect of the Investor Certificates and information regarding servicing compensation and other fees paid by the trusts during the fiscal year.

     As of October 31, 1998, the combined aggregate principal balance of Dealer Notes and Investment Securities allocated by the 1990 Trust to Investor Certificates and the Seller Certificate were $707.9 million and $131.0 million, respectively. Of the $707.9 million, $100.0 million of Investor Certificates were issued to the public and $607.9 million were issued to the 1995 Dealer Note Master Trust which, in turn, issued $600.0 million to the public. The balance of the 1995 Dealer Note Master Trust is held by the Seller.

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

             13(a)     -  Annual Summary of Servicer
                          and Settlement Certificates    Series 1998-1

             13(b)     -  Annual Summary of Servicer
                          and Settlement Certificates    Series 1997-1

             13(c)     -  Annual Summary of Servicer
                          and Settlement Certificates    Series 1995-1

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-

             13(d)     -  Annual Summary of Servicer Certificates

             13(e)     -  Annual Summary of Certificateholders' Statements

             13(f)     -  Report of Management
                       -  Independent Accountants' Report



      (b) Reports on Form 8-K:

           The Registrant filed the following reports on Form 8-K during the three months ended October 31, 1998:

          (i)         Form 8-K dated August 25, 1998

          (ii)        Form 8-K dated September 25, 1998

          (iii)       Form 8-K dated October 23, 1998

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



By:  /s/     PHYLLIS E. COCHRAN                              January 21, 1999
             Phyllis E. Cochran
             Vice President and Controller
             (Principal Accounting Officer)

                                  EXHIBIT INDEX


                                                                      Sequential
   Exhibit No.             Exhibit                                    Page No.

       3         Articles of Incorporation and By-Laws                     7

      10         Material Contracts                                        8

      13(a)      Annual Summary                                           10
                     - Servicer and Settlement Certificates
                                  Series 1998-1

      13(b)      Annual Summary                                           13
                     - Servicer and Settlement Certificates
                                  Series 1997-1

      13(c)      Annual Summary                                           16
                     - Servicer and Settlement Certificates
                                  Series 1995-1

      13(d)      Annual Summary                                           19
                    -  Servicer Certificates

      13(e)      Annual Summary                                           24
                    -  Certificateholders' Statements

      13(f)      Report of Management                                     32
                 Independent Accountants' Report                          33


