Form 10-K
period 1999-10-31
NAVISTAR FINANCIAL SECURITIES CORP
filed 1999-12-23
CIK 867961

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


             For the transition period from __________ to__________
                                   ----------
                         Commission File Number 33-87374
                                   ----------


             NAVISTAR FINANCIAL SECURITIES CORPORATION on behalf of
                   NAVISTAR FINANCIAL DEALER NOTE MASTER TRUST
             (Exact name of Registrant as specified in its charter)


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

Item 1.  Business

      The Navistar Financial Dealer Note Trust 1990 (the "1990 trust") was terminated as of February 28, 1999. All outstanding 1990 Trust Certificates were redeemed in full. At that time all assets owned by the 1990 Trust were transferred to the Navistar Financial 1995 Dealer Note Master Trust (the "Master Trust") and the Master Trust became the active trust.

      The Master Trust was formed pursuant to a Pooling and Servicing Agreement dated as of June 8, 1995 among Navistar Financial Securities Corporation, as Seller (the "Seller"), Navistar Financial Corporation, as Servicer, and The Bank of New York, as Master Trust Trustee. On June 8, 1995, the 1990 Trust issued certificates representing an undivided interest in the 1990 Trust assets (the "1990 Trust Certificates") in the amount of $207.9 million to the Master Trust which, in turn, issued Series 1995-1 Certificates in the amount of $200.0 million to the public. On August 19, 1997, the 1990 Trust issued 1990 Trust Certificates in the amount of $200.0 million to the Master Trust which, in turn, issued Series 1997-1 Certificates to the public. On July 17, 1998, the 1990 Trust issued 1990 Trust Certificates in the amount of $200.0 million to the Master Trust which, in turn, issued Series 1998-1 Certificates to the public.

      Wholesale dealer notes (the "Dealer Notes") and security interests in the vehicles financed thereby were transferred to the Master Trust in exchange for floating rate pass-through certificates (the "Investor Certificates") which were remarketed to the public. Additional Dealer Notes are sold on a daily basis by the Seller to the Master Trust to replace those Dealer Notes, which have been liquidated or charged off as uncollectible. Accordingly, the aggregate amount of Dealer Notes in the Master Trust will fluctuate from day to day as new Dealer Notes are generated and as existing Dealer Notes are removed.

      Under the terms of the Pooling and Servicing Agreement, the Seller is required to maintain a minimum investment in the Master Trust (the "Minimum Master Trust Seller's Interest"), a portion of which is subordinated to the Investor Certificates. If the amount of Dealer Notes in the Master Trust is less than the combined ownership interest evidenced by the Investor Certificates and Minimum Master Trust Seller's Interest, the Seller must transfer additional funds ("Investment Securities") to the Master Trust to maintain NFSC's investment in the Master Trust (the "Master Trust Seller's Interest") at an amount not less the Minimum Master Trust Seller's Interest.


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

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

         As of October 31, 1999, the combined aggregate principal balance of Dealer Notes and Investment Securities was $1,105.4 million. Reference is made to Exhibit 13 for additional information regarding principal and interest payments in respect of the Investor Certificates and information regarding servicing compensation and other fees paid by the trusts during the fiscal year.

         As of October 31, 1999, the combined aggregate principal balance of Dealer Notes and Investment Securities allocated by the Master Trust to Investor Certificates and the Master Trust Seller's Interest was $600.0 million and $505.4 million, respectively.

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

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

    (a)  Exhibits

          3     Articles of Incorporation and By-Laws

         10     Material Contracts

                An  Annual   Summary  of  the  Servicer  and  Settlement
                Certificate listed below is an annualized version of the monthly Servicer Certificates prepared by the Servicer.

         13(a)  -  Annual Summary of Servicer and Settlement Certificates
                   Series 1995-1

         13(b)  -  Annual Summary of Servicer and Settlement Certificates
                   Series 1997-1

         13(c)  -  Annual Summary of Servicer and Settlement Certificates
                   Series 1998-1


    (b)  Reports on Form 8-K:

      The Registrant filed the following reports on Form 8-K during the three months ended October 31, 1999:


        (i)     Form 8-K dated August 25, 1999

        (ii)    Form 8-K dated September 25, 1999

        (iii)   Form 8-K dated October 25, 1999

                                   SIGNATURES




      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


               NAVISTAR FINANCIAL SECURITIES CORPORATION on behalf
                 of NAVISTAR FINANCIAL DEALER NOTE MASTER TRUST
             (Exact name of Registrant as specified in its charter)



By:  /s/ PHYLLIS E. COCHRAN                                 December 23, 1999
         --------------------------------
         Phyllis E. Cochran
         Vice President and Controller
         (Principal Accounting Officer)

                                  EXHIBIT INDEX



                                                                    Sequential
Exhibit No.              Exhibit                                     Page No.

     3     Articles of Incorporation and By-Laws                         7

    10     Material Contracts                                            8

    13(a)  Annual Summary                                               10
           -  Servicer and Settlement Certificates
              Series 1995-1

    13(b)  Annual Summary                                               13
           -  Servicer and Settlement Certificates
              Series 1997-1

    13(c)  Annual Summary                                               16
           -  Servicer and Settlement Certificates
              Series 1998-1