Form 10-K
period 2000-10-31
NAVISTAR FINANCIAL SECURITIES CORP; NAVISTAR FINANCIAL DEALER NOTE MASTER TRUST
filed 2001-01-26
CIK 867961, 1001679

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to__________
                                   ----------
                         Commission File Number 33-87374
                                   ----------


             NAVISTAR FINANCIAL SECURITIES CORPORATION on behalf of
                   NAVISTAR FINANCIAL DEALER NOTE MASTER TRUST
                   -------------------------------------------
             (Exact name of Registrant as specified in its charter)


            Delaware                               36-3731520
-------------------------------               ----------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)


           2850 West Golf Road
        Rolling Meadows, Illinois                     60008
----------------------------------------             --------
(Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code (847) 734-4000

Securities registered pursuant to Section 12(b) of the Act:  None
                                                                 ----
Securities registered pursuant to Section 12(g) of the Act:  None
                                                                 ----

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

      The Master Trust was formed pursuant to a Pooling and Servicing Agreement dated as of June 8, 1995 among Navistar Financial Securities Corporation, as Seller (the "Seller"), Navistar Financial Corporation, as Servicer, and The Bank of New York, as Master Trust Trustee. On June 8, 1995, the 1990 Trust issued certificates representing an undivided interest in the 1990 Trust assets (the "1990 Trust Certificates") in the amount of $207.9 million to the Master Trust which, in turn, issued Series 1995-1 Certificates in the amount of $200.0 million to the public. On August 19, 1997, the 1990 Trust issued 1990 Trust Certificates in the amount of $200.0 million to the Master Trust which, in turn, issued Series 1997-1 Certificates to the public. On July 17, 1998, the 1990 Trust issued 1990 Trust Certificates in the amount of $200.0 million to the Master Trust which, in turn, issued Series 1998-1 Certificates to the public. On July 13, 2000, the Master Trust issued Series 2000-1 of Class A and B Certificates in the amount of $200.0 million and $12.0 million to the public.

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

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
                of Operations

         As of October 31, 2000, the combined aggregate principal balance of Dealer Notes and Investment Securities was $1,047.7 million. Reference is made to Exhibit 13 for additional information regarding principal and interest payments in respect of the Investor Certificates and information regarding servicing compensation and other fees paid by the trusts during the fiscal year.

         As of October 31, 2000, the combined aggregate principal balance of Dealer Notes and Investment Securities allocated by the Master Trust to Investor Certificates and the Master Trust Seller's Interest was $883.0 million and $164.7 million, respectively.

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

   13(a) -  Annual Summary of Servicer and Settlement Certificates Series 1995-1

   13(b) -  Annual Summary of Servicer and Settlement Certificates Series 1997-1

   13(c) -  Annual Summary of Servicer and Settlement Certificates Series 1998-1

   13(d) -  Annual Summary of Servicer and Settlement Certificates Series 2000-1


(b)  Reports on Form 8-K:

      The Registrant filed the following reports on Form 8-K during the three months ended October 31, 2000:

        (i)     Form 8-K dated September 5, 2000
        (ii)    Form 8-K dated September 28, 2000

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               NAVISTAR FINANCIAL SECURITIES CORPORATION on behalf
                 of NAVISTAR FINANCIAL DEALER NOTE MASTER TRUST
                   -------------------------------------------
             (Exact name of Registrant as specified in its charter)



By:                                                             January 26, 2001
    /s/_________________________________
       Ronald D. Markle
       Vice President and Controller
       (Principal Accounting Officer)

                                  EXHIBIT INDEX

                                                                      Sequential
 Exhibit No.                         Exhibit                            Page No.

   3             Articles of Incorporation and By-Laws                      7

  10             Material Contracts                                         8

  13(a)          Annual Summary                                             9
                      -  Servicer and Settlement Certificates
                         Series 1995-1

  13(b)          Annual Summary                                             6
                      -  Servicer and Settlement Certificates
                         Series 1997-1

  13(c)          Annual Summary                                            23
                      -  Servicer and Settlement Certificates
                         Series 1998-1

  13(d)          Annual Summary                                            30
                      -  Servicer and Settlement Certificates
                         Series 2000-1

                                                                       Exhibit 3

                    NAVISTAR FINANCIAL SECURITIES CORPORATION

                      ARTICLES OF INCORPORATION AND BY-LAWS

      The following documents of Navistar Financial Securities Corporation are incorporated herein by reference:

3.1 Certificate of Incorporation of Navistar Financial Securities Corporation (as in effect on September 13, 1990). Filed on Registration No. 33-36767.

3.2  The  By-Laws  of  Navistar  Financial  Securities  Corporation.   Filed  on
     Registration No. 33-36767.

                                                                      Exhibit 10

                               MATERIAL CONTRACTS

      The  following  material   contracts  of  Navistar  Financial   Securities
Corporation are incorporated herein by reference:

10.1 Pooling and Servicing Agreement dated as of June 8, 1995, among Navistar Financial Corporation, as Servicer, Navistar Financial Securities Corporation, as Seller, The Chase Manhattan Bank (survivor in the merger between The Chase Manhattan Bank and Chemical Bank which was the survivor in the merger between Chemical Bank and Manufacturers Hanover Trust Company), as 1990 Trust Trustee, and The Bank of New York, as Master Trust Trustee. Filed on Registration No. 33-87374.

10.2 Series 1995-1 Supplement to the Pooling and Servicing Agreement dated as of June 8, 1995, among Navistar Financial Corporation, as Servicer, Navistar Financial Securities Corporation, as Seller, and The Bank of New York, as Master Trust Trustee on behalf of the Series 1995-1 Certificateholders. Filed on Registration No. 33-87374.

10.3 Purchase Agreement dated as of June 8, 1995, between Navistar Financial Corporation and Navistar Financial Securities Corporation, as Purchaser, with respect to the Dealer Note Master Trust. Filed on Registration No. 33-87374.

10.4 Series 1997-1 Supplement to the Pooling and Servicing Agreement dated as of August 19, 1997, among Navistar Financial Corporation, as Servicer, Navistar Financial Securities Corporation, as Seller, and The Bank of New York, as Master Trust Trustee on behalf of the Series 1997-1 Certificateholders. Filed on Registration No. 333-30737.

10.5 Series 1998-1 Supplement to the Pooling and Servicing Agreement dated as of July 17, 1998, among Navistar Financial Corporation, as Servicer, Navistar Financial Securities Corporation, as Seller, and The Bank of New York, as Master Trust Trustee on behalf of the Series 1998-1 Certificateholders. Filed on Registration No. 333-30737.

10.6 Series 2000-1 Supplement to the Pooling and Servicing Agreement dated as of July 13, 2000, among Navistar Financial Corporation, as Servicer, Navistar Financial Securities Corporation, as Seller, and The Bank of New York, as Master Trust Trustee on behalf of the Series 2000-1 Certificateholders. Filed on Registration No. 333-32960.

                                                                   Exhibit 13(a)
                                                                    Page 1 of  7
                   ANNUAL SERVICER AND SETTLEMENT CERTIFICATE

                            DEALER NOTE MASTER TRUST

                              CLASS A, DEALER NOTE
                            ASSET BACKED CERTIFICATES

                                  SERIES 1995-1

Under the Series 1995-1 Supplement dated as of June 8, 1995 (the "Supplement") by and among Navistar Financial Corporation, ("NFC"), Navistar Financial Securities Corporation ("NFSC") and The Bank of New York, as trustee (the "Master Trust Trustee") to the Pooling and Serving Agreement dated as of June 8, 1995 (as amended and supplemented, the "Agreement") by and among NFC, NFSC, the Master Trust Trustee and The Chase Manhattan Bank, as 1990 Trust Trustee, the Master Trust Trustee is required to prepare certain information each month regarding current distributions to certain accounts and payments to Series 1995-1 Certificateholders as well as the performance of the Master Trust during the previous month. An annual aggregation of such monthly reports for the period November 1, 1999 through October 31, 2000 with respect to distributions and performance of the Master Trust is set forth below. Certain of the information is presented on the basis of an original principal amount of $1,000 per Investor Certificate. Certain other information is presented based on the aggregate amounts for the Master Trust as a whole. Capitalized terms used but not otherwise defined herein shall have the meanings assigned to such terms in the Agreement and the Supplement.

1.   NFC is Servicer under the Agreement.

2.   The undersigned is a Servicing Officer

3. Master Trust Information for the period of November 1, 1999 through October 31, 2000:

3.1  The amount of the Advance, if any, for the Due Period                                    $224,971.06

3.2  The amount of NITC Finance Charges for the Due Period                                 $52,678,424.78

3.3  The average daily balance of Dealer Notes outstanding during the Due
     Period                                                                             $1,157,963,118.76

3.4  The total amount of Advance Reimbursements for the Due Period                                  $0.00



                                                                   Exhibit 13(a)
                                                                     Page 2 of 7

3.5  The  aggregate  principal  amount of Dealer  Notes  repaid  during  the Due
     Period.                                                                            $3,964,971,572.79

3.6  The  aggregate  principal  amount of Dealer  Notes  purchased by the Master
     Trust during the Due Period.                                                       $3,910,309,283.92

3.7  The amount of the Servicing Fee for the Due Period.                                   $11,580,868.45

3.8  The average  daily Master Trust  Seller's  Interest  during the Due Period.          $322,521,462.28

3.9  The Master  Trust  Seller's  Interest  as of the  Distribution  Date (after giving  effect  to  the  transactions  set  forth  in  Article  IV  of  the
     Supplement).                                                                         $164,670,460.94

3.10 The aggregate amount of Collections for the Due Period.                            $4,246,191,852.51

3.11 The  aggregate  amount of Finance  Charge  Collections  for the Due Period.          $118,719,803.87

3.12 The  aggregate amount of Principal Collections for the Due Period.                 $4,127,472,048.64

3.13 The amount of Dealer Note Losses for the Due Period.                                           $0.00

3.14 The aggregate amount of Dealer Notes as of the last day of the Due Period.         $1,047,695,394.17

3.15 The aggregate  amount of funds on deposit in the Excess Funding  Account as of the end of the last day of the Due Period  (after  giving  effect to the transactions  set forth in Article IV of the  Supplement  and Article IV of
     the Agreement.                                                                        $54,210,000.13

3.16 Eligible Investments in the Excess Funding Account:

       a.  The aggregate amount of funds invested in Eligible Investments.                          $0.00
       b.  Description of each Eligible Investment.                                                 $0.00




                                                                   Exhibit 13(a)
                                                                     Page 3 of 7

      c.  The rate of interest applicable to each such Eligible Investment.                         0.00%
      d.  The rating of each such Eligible Investment                                               $0.00

3.17 The aggregate amount of Dealer Notes issued to finance OEM Vehicles,  as of
     the end of the Due Period.                                                            $12,488,453.52

3.18 The Dealers with the five largest aggregate outstanding principal amounts of Dealer Notes in the Master Trust as of the end of the Due Period.

      i)       Southwest Intl. Trks Inc
      ii)      Southland Intl Trks
      iii)     Longhorn Intl Trks Ltd
      iv)      Freund Equip Inc.
      v)       Nalley Motor Trucks

3.19 Aggregate amount of delinquent principal payments (past due greater than 30 days) as a percentage of the total principal amount outstanding,  as of the
     end of the Due Period.                                                                         1.11%

4.   Series  1995-1  Information  for the  period of  November  1, 1999  through
     October 31, 2000



4.1  The Deficiency  Amount as of the Transfer Date (after giving effect to the
     transactions  set forth in  Article IV of the Supplement).                                     $0.00

4.2a The  Maximum  Subordinated  Amount as of the  Transfer  Date (after  giving
     effect  to the  transactions  set  forth  in Article IV of the Supplement).           $31,000,000.00

4.2b The  Available  Subordinated  Amount as of the Transfer Date (after  giving
     effect  to the  transactions  set  forth  in Article IV of the Supplement).           $31,000,000.00

4.3  The Projected Spread for the following Distribution Period.                            $2,500,000.00

4.4  The  amount  on  deposit  in the  Spread  Account  as of the Transfer Date
     (after giving effect to the  transactions  set forth in Article IV of the
     Supplement).                                                                           $2,500,000.00



                                                                   Exhibit 13(a)
                                                                     Page 4 of 7

4.5  The aggregate amount on deposit in the Liquidity  Reserve Account as of the
     Transfer Date (after giving effect to the transactions set forth in Article
     IV of the Supplement.                                                                          $0.00

4.6  The  aggregate  amount on deposit in the Negative  Carry Reserve Fund as of the Transfer  Date (after giving  effect to the  transactions  set forth in
     Article IV of the Supplement).                                                                 $0.00

4.7  The Invested Amount as of the Distribution Date (after giving effect to the transactions  set forth in Article IV of the Supplement and to the payments
     made on the Distribution Date).                                                      $200,000,000.00

4.8  The amount of Series Allocable Dealer Notes Losses for the Due Period.                         $0.00

4.9  The amount of Series Allocable Finance Charge Collections for the Due
     Period.                                                                               $28,484,854.99

4.10 The amount of Series Allocable Principal Collections for the Due Period.             $997,133,618.82

4.11 The amount of Series Principal Account Losses for the Due Period.                              $0.00

4.12 The amount of Investor Dealer Note Losses for the Due Period.                                  $0.00

4.13 The amount of Investor Finance Charge Collections for the Due Period.                 $20,277,237.22

4.14 The amount of Investor Principal Collections for the Due Period.                     $706,465,392.61

4.15 The amount of Available Certificateholder's Interest Collections for the
     Due Period.                                                                           $20,680,469.71

4.16 The  amount of  Series  1995-1  Shared  Principal  Collections  for the Due
     Period.                                                                              $706,465,392.61

4.17 The aggregate amount of the Series 1995-1 Principal Shortfall,  if any, for
     the Due Period.                                                                                $0.00

4.18 The Seller's Percentage for the Due Period.                                                   27.21%



                                                                   Exhibit 13(a)
                                                                     Page 5 of 7

4.19 The Excess Seller's Percentage for the Due Period.                                            14.06%

4.20 The aggregate amount of Seller's Principal  Collections for the Due Period.          $290,668,226.22

4.21 The amount of Available  Seller's  Finance Charge  Collections  for the Due
     Period.                                                                                $4,518,836.22

4.22 The aggregate amount of Available  Seller's  Principal  Collections for the
     Due Period.                                                                          $127,655,977.29

4.23 The aggregate amount of Excess Seller's  Principal  Collections for the Due
     Period.                                                                              $163,012,248.93

4.24 The Controlled Amortization Amount, if applicable, for the Due Period.                         $0.00

4.25 The  Minimum  Series  1995-1  Master  Trust  Seller's  Interest  as of  the
     Distribution  Date (after  giving effect to the  transactions  set forth in
     Article IV of the Supplement).                                                        $41,664,214.84

4.26 The Series 1995-1 Allocation Percentage for the Due Period.                                   24.09%

4.27 The Floating Allocation Percentage for the Due Period.                                        72.80%

4.28 The Principal Allocation Percentage, if applicable, for the Due Period.                        0.00%

4.29 The total amount to be distributed on the Series 1995-1 Certificates on the
     Distribution Date.                                                                    $15,460,705.36

4.30 The  total  amount,  if  any,  to  be  distributed  on  the  Series  1995-1
     Certificates on the Distribution Date allocable to the Invested Amount.                        $0.00

4.31 The  total  amount,  if  any,  to  be  distributed  on  the  Series  1995-1
     Certificates on the  Distribution  Date allocable to interest on the Series
     1995-1 Certificates.                                                                  $13,484,749.49

4.32 The Draw Amount as of the Transfer Date.                                                       $0.00

4.33 The amount of Investor Charge-Offs as of the Transfer Date.                                    $0.00



                                                                   Exhibit 13(a)
                                                                     Page 6 of 7

4.34 The amount of  reimbursement  of Investor  Charge-Offs  as of the  Transfer
     Date.                                                                                          $0.00

4.35 The amount of the Investor  Servicing  Fee to be paid on such  Distribution
     Date.                                                                                  $1,975,955.69

4.36 The  aggregate  amount of funds on deposit in the  Negative  Carry  Reserve
     Account  as of the end of the  last  day of the Due  Period  (after  giving effect to the payments and  adjustments  made pursuant to Article IV of the
     Supplement and of the Agreement).                                                              $0.00

4.37 The aggregate amount of funds on deposit in the Series Principal Account as of the end of the last day of the Due Period  (after  giving  effect to the payments and adjustments  made pursuant to Article IV of the Supplement and
     of the Agreement).                                                                             $0.00

4.38 The  aggregate  amount of funds on deposit in the Spread  Account as of the end of the last day of the Due Period  (after giving effect to payments and adjustments  made  pursuant  to  Article  IV  of  the  Supplement  and  the
     Agreement).                                                                            $2,500,000.00

4.39 Eligible Investments in the Series Principal Account:

          a.  The aggregate amount of funds invested in Eligible Investments.                       $0.00
          b.  Description of each Eligible Investment:                                                N/A
          c.  The rate of interest applicable to each such Eligible Investment.                       N/A
          d.  The rating of each such Eligible Investment.                                            N/A

4.40 Eligible Investments in the Liquidity Reserve Account:

          a.  The aggregate amount of funds invested in Eligible Investments.                       $0.00
          b.  Description of each Eligible Investment:                                                N/A
          c.  The rate of interest applicable to each such Eligible Investment.                       N/A


                                                                   Exhibit 13(a)
                                                                     Page 7 of 7

          d.  The rating of each such Eligible Investment.                                            N/A

4.41 The amount of Excess Interest Collections for the Due Period.
                                                                                                  $5,219,764.38

4.42 The amount of Investor  Principal  Collections  treated as Shared Principal
     Collections for the Due Period.                                                            $706,465,392.61

4.43 The amount of Excess Interest  Collections for the Due Period  allocated to
     other Series.                                                                                        $0.00

4.44 The amount of Investor  Principal  Collections  treated as Shared Principal
     Collections for the Due Period allocated to Other Series.                                            $0.00

4.45 The percentages and all other information  calculated  pursuant to Sections
     6.01 and 7.01 of the Supplement.                                                                       N/A

4.46 The amount of Remaining  Available Seller's  Principal  Collections for the
     Due Period.                                                                                          $0.00

4.47 The amount of Series 1995-1 Shared Seller's  Principal  Collections for the
     Due Period.                                                                                $290,668,226.22

4.48 The aggregate  amount of Shared Seller's  Principal  Collections from Other
     Series for the Due Period.                                                                           $0.00

4.49 The amount of all Shared Seller's Principal Collections allocated to Series
     1995-1 for the Due Period.                                                                           $0.00

4.50 The aggregate amount of all Shared Seller's Principal Collections allocated
     to Other Series for the Due Period.                                                                  $0.00

4.51 The aggregate amount of all Early Distribution  Amounts paid or deemed paid
     for the Distribution Period.                                                                         $0.00

                                                                   Exhibit 13(b)
                                                                     Page 1 of 7

                   ANNUAL SERVICER AND SETTLEMENT CERTIFICATE

                            DEALER NOTE MASTER TRUST

                              CLASS A, DEALER NOTE
                            ASSET BACKED CERTIFICATES

                                  SERIES 1997-1

Under the Series 1997-1 Supplement dated as of August 19, 1997 (the "Supplement") by and among Navistar Financial Corporation, ("NFC"), Navistar Financial Securities Corporation ("NFSC") and The Bank of New York, as trustee (the "Master Trust Trustee") to the Pooling and Servicing Agreement dated as of June 8, 1995 (as amended and supplemented, the "Agreement") by and among NFC, NFSC, the Master Trust Trustee and The Chase Manhattan Bank, as 1990 Trust Trustee, the Master Trust Trustee is required to prepare certain information each month regarding current distributions to certain accounts and payments to Series 1997-1 Certificateholders as well as the performance of the Master Trust during the previous month. An annual aggregation of such monthly reports for the period November 1, 1999 through October 31, 2000 with respect to distributions and performance of the Trust is set forth below. Certain of the information is presented on the basis of an original principal amount of $1,000 per Investor Certificate. Certain other information is presented based on the aggregate amounts for the Master Trust as a whole. Capitalized terms used but not otherwise defined herein shall have the meanings assigned to such terms in the Agreement and the Supplement.

1.   NFC is Servicer under the Agreement.

2.   The undersigned is a Servicing Officer

3. Master Trust Information for the period of November 1, 1999 through October 31, 2000:


3.1  The amount of the Advance, if any, for the Due Period                                    $224,971.06

3.2  The amount of NITC Finance Charges for the Due Period                                 $52,678,424.78

3.3  The average daily balance of Dealer Notes outstanding during the Due
     Period                                                                             $1,157,963,118.76

3.4  The total amount of Advance Reimbursements for the Due Period                                  $0.00



                                                                   Exhibit 13(b)
                                                                     Page 2 of 7

3.5  The  aggregate  principal  amount of Dealer  Notes  repaid  during  the Due
     Period.                                                                            $3,964,971,572.79

3.6  The  aggregate  principal  amount of Dealer  Notes  purchased by the Master
     Trust during the Due Period.                                                       $3,910,309,283.92

3.7  The amount of the Servicing Fee for the Due Period.                                   $11,580,868.45

3.8  The average daily Master Trust Seller's Interest during the Due Period.              $322,521,462.28

3.9  The Master  Trust  Seller's  Interest  as of the  Distribution  Date (after giving  effect  to  the  transactions  set  forth  in  Article  IV  of  the
     Supplement).                                                                         $164,670,460.94

3.10 The aggregate amount of Collections for the Due Period.                            $4,246,191,852.51

3.11 The aggregate amount of Finance Charge Collections for the Due Period.               $118,719,803.87

3.12 The aggregate amount of Principal Collections for the Due Period.                  $4,127,472,048.64

3.13 The amount of Dealer Note Losses for the Due Period.                                           $0.00

3.14 The aggregate amount of Dealer Notes as of the last day of the Due Period.         $1,047,695,394.17

3.15 The aggregate  amount of funds on deposit in the Excess Funding  Account as of the end of the last day of the Due Period  (after  giving  effect to the transactions  set forth in Article IV of the  Supplement  and Article IV of
     the Agreement.                                                                        $54,210,000.13

3.16 Eligible Investments in the Excess Funding Account:

          a.  The aggregate amount of funds invested in Eligible Investments.                       $0.00
          b.  Description of each Eligible Investment.                                              $0.00


                                                                   Exhibit 13(b)
                                                                     Page 3 of 7

          c.  The rate of interest applicable to each such Eligible Investment.                     0.00%
          d.  The rating of each such Eligible Investment                                           $0.00

3.17 The aggregate amount of Dealer Notes issued to finance OEM Vehicles,  as of
     the end of the Due Period.                                                            $12,488,453.52

3.18 The Dealers with the five largest aggregate outstanding principal amounts of Dealer Notes in the Master Trust as of the end of the Due Period.

          i)       Southwest Intl. Trks Inc
          ii)      Southland Intl Trks
          iii)     Longhorn Intl Trks Ltd
          v)       Freund Equip Inc
          v)       Nalley Motor Trucks

3.19 Aggregate amount of delinquent principal payments (past due greater than 30 days) as a percentage of the total principal amount outstanding,  as of the
     end of the Due Period.                                                                         1.11%

4.   Series  1997-1  Information  for the  period of  November  1, 1999  through
     October 31, 2000

4.1  The  Deficiency  Amount as of the Transfer Date (after giving effect to the
     transactions set forth in Article IV of the Supplement).                                       $0.00

4.2a The Maximum  Subordinated  Amount as of the  Transfer  Date  (after  giving
     effect to the transactions set forth in Article IV of the Supplement).                $31,000,000.00

4.2b The  Available  Subordinated  Amount as of the Transfer  Date (after giving
     effect to the transactions set forth in Article IV of the Supplement)                 $31,000,000.00

4.3  The Projected Spread for the following Distribution Period.                            $2,500,000.00

4.4  The amount on deposit in the Spread  Account as of the Transfer Date (after giving  effect  to  the  transactions  set  forth  in  Article  IV  of  the
     Supplement).                                                                           $2,500,000.00



                                                                   Exhibit 13(b)
                                                                     Page 4 of 7

4.5  The aggregate amount on deposit in the Liquidity  Reserve Account as of the
     Transfer Date (after giving effect to the transactions set forth in Article
     IV of the Supplement.                                                                          $0.00

4.6  The Invested Amount as of the Distribution Date (after giving effect to the transactions  set forth in Article IV of the Supplement and to the payments
     made on the Distribution Date).                                                      $200,000,000.00

4.7  The amount of Series  Allocable  Dealer  Notes  Losses for the Due  Period.                    $0.00

4.8  The  amount of Series  Allocable  Finance  Charge  Collections  for the Due
     Period.                                                                               $27,858,744.97

4.9  The amount of Series Allocable Principal Collections for the Due Period.             $975,215,211.16

4.10 The amount of Series Principal Account Losses for the Due Period.                              $0.00

4.11 The amount of Investor Dealer Note Losses for the Due Period.                                  $0.00

4.12 The amount of Investor Finance Charge Collections for the Due Period.                 $20,277,299.82

4.13 The amount of Investor Principal Collections for the Due Period.                     $706,468,318.17

4.14 The amount of Available  Certificateholder's  Interest  Collections for the
     Due Period.                                                                           $20,675,519.74

4.15 The  amount of  Series  1997-1  Shared  Principal  Collections  for the Due
     Period.                                                                              $706,468,318.17

4.16 The aggregate amount of the Series 1997-1 Principal Shortfall,  if any, for
     the Due Period.                                                                                $0.00

4.17 The Seller's Percentage for the Due Period.                                                   25.59%

4.18 The Excess Seller's Percentage for the Due Period.                                            14.06%

4.19 The aggregate amount of Seller's Principal Collections for the Due Period.           $268,746,892.98

                                                                   Exhibit 13(b)
                                                                     Page 5 of 7

4.20 The amount of Available  Seller's  Finance Charge  Collections  for the Due
     Period.                                                                                $3,978,735.89

4.21 The aggregate amount of Available  Seller's  Principal  Collections for the
     Due Period.                                                                          $109,504,166.84


4.22 The aggregate amount of Excess Seller's  Principal  Collections for the Due
     Period                                                                               $159,269,726.14

4.23 The Controlled Amortization Amount, if applicable, for the Due Period.                         $0.00

4.24 The  Minimum  Series  1997-1  Master  Trust  Seller's  Interest  as of  the
     Distribution  Date (after  giving effect to the  transactions  set forth in
     Article IV of the Supplement).                                                        $37,000,000.00

4.25 The Series 1997-1 Allocation Percentage for the Due Period.                                   23.56%

4.26 The Floating Allocation Percentage for the Due Period.                                        74.41%

4.27 The Principal Allocation Percentage, if applicable, for the Due Period.                        0.00%

4.28 The  total  amount,  if  any,  to  be  distributed  on  the  Series  1997-1
     Certificates on the Distribution Date.                                                $15,154,877.13

4.29 The  total  amount,  if  any,  to  be  distributed  on  the  Series  1997-1
     Certificates on the Distribution Date allocable to the Invested Amount.                        $0.00

4.30 The  total  amount,  if  any,  to  be  distributed  on  the  Series  1997-1
     Certificates on the  Distribution  Date allocable to interest on the Series
     1997-1 Certificates.                                                                  $13,178,916.16

4.31 The Draw Amount as of the Transfer Date.                                                       $0.00

4.32 The amount of Investor Charge-Offs as of the Transfer Date.                                    $0.00

4.33 The amount of  reimbursement  of Investor  Charge-Offs  as of the  Transfer
     Date.                                                                                          $0.00



                                                                   Exhibit 13(b)
                                                                     Page 6 of 7

4.34 The amount of the Investor  Servicing  Fee to be paid on such  Distribution
     Date.                                                                                  $1,975,960.97

4.35 The aggregate amount of funds on deposit in the Series Principal Account as of the end of the last day of the Due Period  (after  giving  effect to the payments and adjustments  made pursuant to Article IV of the Supplement and
     of the Agreement).                                                                             $0.00

4.36 The  aggregate  amount of funds on deposit in the Spread  Account as of the end of the last day of the Due Period  (after giving effect to payments and adjustments  made  pursuant  to  Article  IV  of  the  Supplement  and  the
     Agreement).                                                                            $2,500,000.00

4.37 Eligible Investments in the Series Principal Account:

          a.  The aggregate amount of funds invested in Eligible Investments.                       $0.00
          b.  Description of each Eligible Investment:                                                N/A
          c.  The rate of interest applicable to each such Eligible Investment.                       N/A
          d.  The rating of each such Eligible Investment.                                            N/A

4.38 Eligible Investments in the Liquidity Reserve Account:

          a.  The aggregate amount of funds invested in Eligible Investments.                       $0.00
          b.  Description of each Eligible Investment:                                                N/A
          c.  The rate of interest applicable to each such Eligible Investment.                       N/A
          d.  The rating of each such Eligible Investment.                                            N/A

4.39 The amount of Excess Interest Collections for the Due Period.                          $5,520,642.62





                                                                   Exhibit 13(b)
                                                                     Page 7 of 7

4.40 The amount of Investor  Principal  Collections  treated as Shared Principal
     Collections for the Due Period.                                                      $706,468,318.17

4.41 The amount of Excess Interest  Collections for the Due Period  Allocated to
     other Series.                                                                                  $0.00

4.42 The amount of Investor  Principal  Collections  treated as Shared Principal
     Collections for the Due Period allocated to Other Series.                                      $0.00

4.43 The percentages and all other information  calculated  pursuant to Sections
     6.01 of the Supplement.                                                                          N/A

4.44 The amount of Remaining  Available Seller's  Principal  Collections for the
     Due Period.                                                                                    $0.00

4.45 The amount of Series 1997-1 Shared Seller's  Principal  Collections for the
     Due Period.                                                                          $268,746,892.98

4.46 The aggregate  amount of Shared Seller's  Principal  Collections from Other
     Series for the Due Period.                                                                     $0.00

4.47 The amount of all Shared Seller's Principal Collections allocated to Series
     1997-1 for the Due Period.                                                                     $0.00

4.48 The aggregate amount of all Shared Seller's Principal Collections allocated
     to Other Series for the Due Period.                                                            $0.00

4.49 The aggregate amount of all Early Distribution  Amounts paid or deemed paid
     for the Distribution Period.                                                                     N/A


                                                                   Exhibit 13(c)
                                                                     Page 1 of 7

                   ANNUAL SERVICER AND SETTLEMENT CERTIFICATE

                            DEALER NOTE MASTER TRUST

                              CLASS A, DEALER NOTE
                            ASSET BACKED CERTIFICATES

                                  SERIES 1998-1

Under the Series 1998-1 Supplement dated as of July 17, 1998 (the "Supplement") by and among Navistar Financial Corporation, ("NFC"), Navistar Financial Securities Corporation ("NFSC") and The Bank of New York, as trustee (the "Master Trust Trustee") to the Pooling and Servicing Agreement dated as of June 8, 1995 (as amended and supplemented, the "Agreement") by and among NFC, NFSC, the Master Trust Trustee and The Chase Manhattan Bank, as 1990 Trust Trustee, the Master Trust Trustee is required to prepare certain information each month regarding current distributions to certain accounts and payments to Series 1998-1 Certificateholders as well as the performance of the Master Trust during the previous month. An annual aggregation of such monthly reports for the period November 1, 1999 through October 31, 2000 with respect to distributions and performance of the Trust is set forth below. Certain of the information is presented on the basis of an original principal amount of $1,000 per Investor Certificate. Certain other information is presented based on the aggregate amounts for the Master Trust as a whole. Capitalized terms used but not otherwise defined herein shall have the meanings assigned to such terms in the Agreement and the Supplement.

1.   NFC is Servicer under the Agreement.

2.   The undersigned is a Servicing Officer

3. Master Trust Information for the period of November 1,1999 through October 31, 2000:


3.1  The amount of the Advance, if any, for the Due Period                                    $224,971.06

3.2  The amount of NITC Finance Charges for the Due Period                                 $52,678,424.78

3.3  The average daily balance of Dealer Notes outstanding during the Due
     Period                                                                             $1,157,963,118.76

3.4  The total amount of Advance Reimbursements for the Due Period                                  $0.00



                                                                   Exhibit 13(c)
                                                                     Page 2 of 7

3.5  The  aggregate  principal  amount of Dealer  Notes  repaid  during  the Due
     Period.                                                                            $3,964,971,572.79

3.6  The  aggregate  principal  amount of Dealer  Notes  purchased by the Master
     Trust during the Due Period.                                                       $3,910,309,283.92

3.7  The amount of the Servicing Fee for the Due Period.                                   $11,580,868.45

3.8  The average daily Master Trust Seller's Interest during the Due Period.              $322,521,462.28

3.9  The Master  Trust  Seller's  Interest  as of the  Distribution  Date (after giving  effect  to  the  transactions  set  forth  in  Article  IV  of  the
     Supplement).                                                                         $164,670,460.94

3.10 The aggregate amount of Collections for the Due Period.                            $4,246,191,852.51

3.11 The  aggregate amount of Finance Charge Collections for the Due Period.              $118,719,803.87

3.12 The aggregate amount of Principal Collections for the Due Period.                  $4,127,472,048.64

3.13 The amount of Dealer Note Losses for the Due Period.                                           $0.00

3.14 The aggregate amount of Dealer Notes as of the last day of the Due Period.         $1,047,695,394.17

3.15 The aggregate  amount of funds on deposit in the Excess Funding  Account as of the end of the last day of the Due Period  (after  giving  effect to the transactions  set forth in Article IV of the  Supplement  and Article IV of
     the Agreement.                                                                        $54,210,000.13

3.16 Eligible Investments in the Excess Funding Account:

         a.  The aggregate amount of funds invested in Eligible Investments.                        $0.00
         b.  Description of each Eligible Investment.                                               $0.00



                                                                   Exhibit 13(c)
                                                                     Page 3 of 7

         c.  The rate of interest applicable to each such Eligible Investment.                      0.00%
         d.  The rating of each such Eligible Investment                                            $0.00

3.17 The aggregate amount of Dealer Notes issued to finance OEM Vehicles,  as of
     the end of the Due Period.                                                            $12,488,453.52

3.18 The Dealers with the five largest aggregate outstanding principal amounts of Dealer Notes in the Master Trust as of the end of the Due Period.

         i)       Southwest Intl. Trks Inc
         ii)      Southland Intl Trks
         iii)     Longhorn Intl Trks Ltd
         vi)      Freund Equip Inc.
         v)       Nalley Motor Trucks

3.19 Aggregate amount of delinquent principal payments (past due greater than 30 days) as a percentage of the total principal amount outstanding,  as of the
     end of the Due Period.                                                                         1.11%

4.   Series  1998-1  Information  for the  period of  November  1, 1999  through
     October 31, 2000

4.1  The  Deficiency  Amount as of the Transfer Date (after giving effect to the
     transactions set forth in Article IV of the Supplement).                                       $0.00

4.2a The Maximum  Subordinated  Amount as of the  Transfer  Date  (after  giving
     effect to the transactions set forth in Article IV of the Supplement).                $31,000,000.00

4.2b The  Available  Subordinated  Amount as of the Transfer  Date (after giving
     effect to the transactions set forth in Article IV of the Supplement)                 $31,000,000.00

4.3  The Projected Spread for the following Distribution Period.                            $2,500,000.00

4.4  The amount on deposit in the Spread  Account as of the Transfer Date (after giving  effect  to  the  transactions  set  forth  in  Article  IV  of  the
     Supplement).                                                                           $2,500,000.00



                                                                   Exhibit 13(c)
                                                                     Page 4 of 7

4.5  The aggregate amount on deposit in the Liquidity  Reserve Account as of the
     Transfer Date (after giving effect to the transactions set forth in Article
     IV of the Supplement.                                                                          $0.00

4.6  The Invested Amount as of the Distribution Date (after giving effect to the transactions  set forth in Article IV of the Supplement and to the payments
     made on the Distribution Date).                                                      $200,000,000.00

4.7  The amount of Series Allocable Dealer Notes Losses for the Due Period.                         $0.00

4.8  The  amount of Series  Allocable  Finance  Charge  Collections  for the Due
     Period.                                                                               $27,858,744.97

4.9  The amount of Series Allocable Principal Collections for the Due Period.             $975,215,211.16

4.10 The amount of Series Principal Account Losses for the Due Period.                              $0.00

4.11 The amount of Investor Dealer Note Losses for the Due Period.                                  $0.00

4.12 The amount of Investor Finance Charge Collections for the Due Period.                 $20,277,299.82

4.13 The amount of Investor Principal Collections for the Due Period.                     $706,468,318.17

4.14 The amount of Available  Certificateholder's  Interest  Collections for the
     Due Period.                                                                           $20,675,519.74

4.15 The  amount of  Series  1998-1  Shared  Principal  Collections  for the Due
     Period.                                                                              $706,468,318.17

4.16 The aggregate amount of the Series 1998-1 Principal Shortfall,  if any, for
     the Due Period.                                                                                $0.00

4.17 The Seller's Percentage for the Due Period.                                                   25.59%

4.18 The Excess Seller's Percentage for the Due Period.                                            14.06%

4.19 The aggregate amount of Seller's Principal Collections for the Due Period.           $268,746,892.98

                                                                   Exhibit 13(c)
                                                                     Page 5 of 7

4.20 The amount of Available  Seller's  Finance Charge  Collections  for the Due
     Period.                                                                                $3,978,735.89

4.21 The aggregate amount of Available  Seller's  Principal  Collections for the
     Due Period.                                                                          $109,504,166.84

4.22 The aggregate amount of Excess Seller's  Principal  Collections for the Due
     Period                                                                               $159,269,726.14

4.23 The Controlled Amortization Amount, if applicable, for the Due Period.                         $0.00

4.24 The  Minimum  Series  1998-1  Master  Trust  Seller's  Interest  as of  the
     Distribution  Date (after  giving effect to the  transactions  set forth in
     Article IV of the Supplement).                                                        $37,000,000.00

4.25 The Series 1998-1 Allocation Percentage for the Due Period.                                   23.56%

4.26 The Floating Allocation Percentage for the Due Period.                                        74.41%

4.27 The Principal Allocation Percentage, if applicable, for the Due Period.                        0.00%

4.28 The  total  amount,  if  any,  to  be  distributed  on  the  Series  1998-1
     Certificates on the Distribution Date.                                                $15,175,266.03

4.29 The  total  amount,  if  any,  to  be  distributed  on  the  Series  1998-1
     Certificates on the Distribution Date allocable to the Invested Amount.                        $0.00

4.30 The  total  amount,  if  any,  to  be  distributed  on  the  Series  1998-1
     Certificates on the  Distribution  Date allocable to interest on the Series
     1998-1 Certificates.                                                                  $13,199,305.06

4.31 The Draw Amount as of the Transfer Date.                                                       $0.00

4.32 The amount of Investor Charge-Offs as of the Transfer Date.                                    $0.00

4.33 The amount of  reimbursement  of Investor  Charge-Offs  as of the  Transfer
     Date.                                                                                          $0.00


                                                                   Exhibit 13(c)
                                                                     Page 6 of 7

4.34 The amount of the Investor  Servicing  Fee to be paid on such  Distribution
     Date.                                                                                  $1,975,960.97

4.35 The aggregate amount of funds on deposit in the Series Principal Account as of the end of the last day of the Due Period  (after  giving  effect to the payments and adjustments  made pursuant to Article IV of the Supplement and
     of the Agreement).                                                                             $0.00

4.36 The  aggregate  amount of funds on deposit in the Spread  Account as of the end of the last day of the Due Period  (after giving effect to payments and adjustments  made  pursuant  to  Article  IV  of  the  Supplement  and  the
     Agreement).                                                                            $2,500,000.00

4.37 Eligible Investments in the Series Principal Account:

         a.  The aggregate amount of funds invested in Eligible Investments.                        $0.00
         b.  Description of each Eligible Investment:                                                 N/A
         c.  The rate of interest applicable to each such Eligible Investment.                        N/A
         d.  The rating of each such Eligible Investment.                                             N/A

4.38 Eligible Investments in the Liquidity Reserve Account:

         a.  The aggregate amount of funds invested in Eligible Investments.                        $0.00
         b.  Description of each Eligible Investment:                                                 N/A
         c.  The rate of interest applicable to each such Eligible Investment.                        N/A
         d.  The rating of each such Eligible Investment.                                             N/A

4.39 The amount of Excess Interest Collections for the Due Period.                          $5,500,253.72

                                                                   Exhibit 13(c)
                                                                     Page 7 of 7

4.40 The amount of Investor  Principal  Collections  treated as Shared Principal
     Collections for the Due Period.                                                      $706,468,318.17

4.41 The amount of Excess Interest  Collections for the Due Period  Allocated to
     other Series.                                                                                  $0.00

4.42 The amount of Investor  Principal  Collections  treated as Shared Principal
     Collections for the Due Period allocated to Other Series.                                      $0.00

4.43 The percentages and all other information  calculated  pursuant to Sections
     6.01 of the Supplement.                                                                          N/A

4.44 The amount of Remaining  Available Seller's  Principal  Collections for the
     Due Period.                                                                                     $0.00

4.45 The amount of Series 1998-1 Shared Seller's  Principal  Collections for the
     Due Period.                                                                           $268,746,892.98

4.46 The aggregate  amount of Shared Seller's  Principal  Collections from Other
     Series for the Due Period.                                                                      $0.00

4.47 The amount of all Shared Seller's Principal Collections allocated to Series
     1998-1 for the Due Period.                                                                      $0.00

4.48 The aggregate amount of all Shared Seller's Principal Collections allocated
     to Other Series for the Due Period.                                                             $0.00

4.49 The aggregate amount of all Early Distribution  Amounts paid or deemed paid
     for the Distribution Period.                                                                    $0.00

                                                                   Exhibit 13(d)
                                                                     Page 1 of 7

                   ANNUAL SERVICER AND SETTLEMENT CERTIFICATE

                            DEALER NOTE MASTER TRUST

                         CLASS A AND CLASS B DEALER NOTE
                            ASSET BACKED CERTIFICATES

                                  SERIES 2000-1

Under the Series 2000-1 Supplement dated as of July 13, 2000 (the "Supplement") by and among Navistar Financial Corporation, ("NFC"), Navistar Financial Securities Corporation ("NFSC") and The Bank of New York, as trustee (the "Master Trust Trustee") to the Pooling and Servicing Agreement dated as of June 8, 1995 (as amended and supplemented, the "Agreement") by and among NFC, NFSC, the Master Trust Trustee and The Chase Manhattan Bank, as 1990 Trust Trustee, the Master Trust Trustee is required to prepare certain information each month regarding current distributions to certain accounts and payments to Series 2000-1 Certificateholders as well as the performance of the Master Trust during the previous month. An annual aggregation of such monthly reports for the period July 13, 2000 through October 31, 2000 with respect to distributions and performance of the Trust is set forth below. Certain of the information is presented on the basis of an original principal amount of $1,000 per Investor Certificate. Certain other information is presented based on the aggregate amounts for the Master Trust as a whole. Capitalized terms used but not otherwise defined herein shall have the meanings assigned to such terms in the Agreement and the Supplement.

1.   NFC is Servicer under the Agreement.

2.   The undersigned is a Servicing Officer

3. Master Trust Information for the period of July 13, 2000 through October 31, 2000:


3.1  The amount of the Advance, if any, for the Due Period                                    $224,971.06

3.2  The amount of NITC Finance Charges for the Due Period                                 $16,939,353.46

3.3  The average daily balance of Dealer Notes outstanding during the Due Period          $1,108,743,399.70

3.4  The total amount of Advance Reimbursements for the Due Period                                  $0.00



                                                                   Exhibit 13(d)
                                                                     Page 2 of 7

3.5  The  aggregate  principal  amount of Dealer  Notes  repaid  during  the Due
     Period.                                                                            $1,285,059,638.96

3.6  The  aggregate  principal  amount of Dealer  Notes  purchased by the Master
     Trust during the Due Period.                                                       $1,100,374,473.84

3.7  The amount of the Servicing Fee for the Due Period.                                    $3,636,196.37

3.8  The average daily Master Trust Seller's Interest during the Due Period.              $187,095,849.60

3.9  The Master  Trust  Seller's  Interest  as of the  Distribution  Date (after giving  effect  to  the  transactions  set  forth  in  Article  IV  of  the
     Supplement).                                                                         $164,670,460.94

3.10 The aggregate amount of Collections for the Due Period.                            $1,487,550,108.84

3.11 The aggregate amount of Finance Charge Collections for the Due Period.                $39,989,994.03

3.12 The aggregate amount of Principal Collections for the Due Period.                  $1,447,560,114.81

3.13 The amount of Dealer Note Losses for the Due Period.                                           $0.00

3.14 The aggregate amount of Dealer Notes as of the last day of the Due Period.         $1,047,695,394.17

3.15 The aggregate  amount of funds on deposit in the Excess Funding  Account as of the end of the last day of the Due Period  (after  giving  effect to the transactions  set forth in Article IV of the  Supplement  and Article IV of
     the Agreement.                                                                        $54,210,000.13

3.16 Eligible Investments in the Excess Funding Account:

         a.  The aggregate amount of funds invested in Eligible Investments.                        $0.00
         b.  Description of each Eligible Investment.                                               $0.00


                                                                   Exhibit 13(d)
                                                                     Page 3 of 7
         c.  The rate of interest applicable to each such Eligible Investment.                      0.00%
         d.  The rating of each such Eligible Investment                                            $0.00

3.17 The aggregate amount of Dealer Notes issued to finance OEM Vehicles,  as of
     the end of the Due Period.                                                            $12,488,453.52

3.18 The Dealers with the five largest aggregate outstanding principal amounts of Dealer Notes in the Master Trust as of the end of the Due Period.

         i)       Southwest Intl. Trks Inc
         ii)      Southland Intl Trks
         iii)     Longhorn Intl Trks Ltd
         vii)     Freund Equip Inc.
         v)       Nalley Motor Trucks

3.19 Aggregate amount of delinquent principal payments (past due greater than 30 days) as a percentage of the total principal amount outstanding,  as of the
     end of the Due Period.                                                                         1.11%

4.   Series 2000-1  Information  for the period of July 13, 2000 through October
     31, 2000

4.1  The  Deficiency  Amount as of the Transfer Date (after giving effect to the
     transactions set forth in Article IV of the Supplement).                                       $0.00

4.2a The Maximum  Subordinated  Amount as of the  Transfer  Date  (after  giving
     effect to the transactions set forth in Article IV of the Supplement).                $19,080,000.00

4.2b The  Available  Subordinated  Amount as of the Transfer  Date (after giving
     effect to the transactions set forth in Article IV of the Supplement)                 $19,080,000.00

4.3  The Projected Spread for the following Distribution Period.                            $2,650,000.00

4.4  The amount on deposit in the Spread  Account as of the Transfer Date (after giving  effect  to  the  transactions  set  forth  in  Article  IV  of  the
     Supplement).                                                                           $2,649,128.08



                                                                   Exhibit 13(d)
                                                                     Page 4 of 7

4.5  The aggregate amount on deposit in the Liquidity  Reserve Account as of the
     Transfer Date (after giving effect to the transactions set forth in Article
     IV of the Supplement.                                                                          $0.00

4.6  The Invested Amount as of the Distribution Date (after giving effect to the transactions  set forth in Article IV of the Supplement and to the payments
     made on the Distribution Date).                                                      $212,000,000.00

4.7  The amount of Series Allocable Dealer Notes Losses for the Due Period.                         $0.00

4.8  The  amount of Series  Allocable  Finance  Charge  Collections  for the Due
     Period.                                                                                $8,378,125.11

4.9  The amount of Series  Allocable  Principal  Collections for the Due Period.          $303,523,213.53

4.10 The amount of Series Principal Account Losses for the Due Period.                              $0.00

4.11 The amount of Investor Dealer Note Losses for the Due Period.                                  $0.00

4.12 The amount of Investor Finance Charge Collections for the Due Period.                  $7,486,920.17

4.13 The amount of Investor Principal Collections for the Due Period.                     $271,235,957.94

4.14 The amount of Available  Certificateholder's  Interest  Collections for the
     Due Period.                                                                            $7,755,139.35

4.15 The  amount of  Series  2000-1  Shared  Principal  Collections  for the Due
     Period.                                                                              $271,235,957.94

4.16 The aggregate amount of the Series 2000-1 Principal Shortfall,  if any, for
     the Due Period.                                                                                $0.00

4.17 The Seller's Percentage for the Due Period.                                                   10.64%

4.18 The Excess Seller's Percentage for the Due Period.                                             2.60%

4.19 The aggregate amount of Seller's Principal  Collections for the Due Period.           $32,287,255.61


                                                                   Exhibit 13(d)
                                                                     Page 5 of 7

4.20 The amount of Available  Seller's  Finance Charge  Collections  for the Due
     Period.                                                                                  $924,945.02

4.21 The aggregate amount of Available  Seller's  Principal  Collections for the
     Due Period.                                                                           $24,403,266.37

4.22 The aggregate amount of Excess Seller's  Principal  Collections for the Due
     Period                                                                                 $7,883,989.23

4.23 The Controlled Amortization  Amount, if applicable, for the Due Period.                        $0.00

4.24 The  Minimum  Series  2000-1  Master  Trust  Seller's  Interest  as of  the
     Distribution  Date (after  giving effect to the  transactions  set forth in
     Article IV of the Supplement).                                                        $25,440,000.00

4.25 The Series 2000-1 Allocation Percentage for the Due Period.                                   20.98%

4.26 The Floating Allocation Percentage for the Due Period.                                        89.36%

4.27 The Principal  Allocation  Percentage,  if applicable,  for the Due Period.                    0.00%

4.28 The  total  amount,  if  any,  to  be  distributed  on  the  Series  2000-1
     Certificates on the Distribution Date.                                                 $6,240,644.89

4.29 The  total  amount,  if  any,  to  be  distributed  on  the  Series  2000-1
     Certificates on the Distribution Date allocable to the Invested Amount.                        $0.00

4.30 The  total  amount,  if  any,  to  be  distributed  on  the  Series  2000-1
     Certificates on the  Distribution  Date allocable to interest on the Series
     2000-1 Certificates.                                                                   $5,559,488.85

4.31 The Draw Amount as of the Transfer Date.                                                       $0.00

4.32 The amount of Investor Charge-Offs as of the Transfer Date.                                    $0.00

4.33 The amount of  reimbursement  of Investor  Charge-Offs  as of the  Transfer
     Date.                                                                                          $0.00




                                                                   Exhibit 13(d)
                                                                     Page 6 of 7

4.34 The amount of the Investor  Servicing  Fee to be paid on such  Distribution
     Date.                                                                                    $681,156.04

4.35 The aggregate amount of funds on deposit in the Series Principal Account as of the end of the last day of the Due Period  (after  giving  effect to the payments and adjustments  made pursuant to Article IV of the Supplement and
     of the Agreement).                                                                             $0.00

4.36 The  aggregate  amount of funds on deposit in the Spread  Account as of the end of the last day of the Due Period  (after giving effect to payments and adjustments  made  pursuant  to  Article  IV  of  the  Supplement  and  the
     Agreement).                                                                            $2,649,128.08

4.37 Eligible Investments in the Series Principal Account:

         a.  The aggregate amount of funds invested in Eligible Investments.                        $0.00
         b.  Description of each Eligible Investment:                                                 N/A
         c.  The rate of interest applicable to each such Eligible Investment.                        N/A
         d.  The rating of each such Eligible Investment.                                             N/A

4.38 Eligible Investments in the Liquidity Reserve Account:

         a.  The aggregate amount of funds invested in Eligible Investments.                        $0.00
         b.  Description of each Eligible Investment:                                                 N/A
         c.  The rate of interest applicable to each such Eligible Investment.                        N/A
         d.  The rating of each such Eligible Investment.                                             N/A

4.39 The amount of Excess Interest Collections for the Due Period.                          $1,514,494.45


                                                                   Exhibit 13(d)
                                                                     Page 7 of 7

4.40 The amount of Investor  Principal  Collections  treated as Shared Principal
     Collections for the Due Period.                                                      $271,235,957.94

4.41 The amount of Excess Interest  Collections for the Due Period  Allocated to
     other Series.                                                                                 $0.00

4.42 The amount of Investor  Principal  Collections  treated as Shared Principal
     Collections for the Due Period allocated to Other Series.                                      $0.00

4.43 The percentages and all other information  calculated  pursuant to Sections
     6.01 of the Supplement.                                                                          N/A

4.44 The amount of Remaining  Available Seller's  Principal  Collections for the
     Due Period.                                                                                    $0.00

4.45 The amount of Series 2000-1 Shared Seller's  Principal  Collections for the
     Due Period.                                                                           $32,287,255.61

4.46 The aggregate  amount of Shared Seller's  Principal  Collections from Other
     Series for the Due Period.                                                                     $0.00

4.47 The amount of all Shared Seller's Principal Collections allocated to Series
     2000-1 for the Due Period.                                                                     $0.00

4.48 The aggregate amount of all Shared Seller's Principal Collections allocated
     to Other Series for the Due Period.                                                            $0.00

4.49 The aggregate amount of all Early Distribution  Amounts paid or deemed paid
     for the Distribution Period.                                                                   $0.00