Form 10-K
period 2001-10-31
NAVISTAR FINANCIAL SECURITIES CORP; NAVISTAR FINANCIAL DEALER NOTE MASTER TRUST
filed 2002-01-29
CIK 867961, 1001679

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 2001

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

     The Master Trust was formed pursuant to a Pooling and Servicing Agreement dated as of June 8, 1995, among Navistar Financial Securities Corporation, as Seller (the "Seller"), Navistar Financial Corporation, as Servicer, and The Bank of New York, as Master Trust Trustee. On June 8, 1995, the 1990 Trust issued certificates representing an undivided interest in the 1990 Trust assets (the "1990 Trust Certificates") in the amount of $207.9 million to the Master Trust which, in turn, issued Series 1995-1 Certificates in the amount of $200.0 million to the public. On August 19, 1997, the 1990 Trust issued 1990 Trust Certificates in the amount of $200.0 million to the Master Trust which, in turn, issued Series 1997-1 Certificates to the public. On July 17, 1998, the 1990 Trust issued 1990 Trust Certificates in the amount of $200.0 million to the Master Trust which, in turn, issued Series 1998-1 Certificates to the public. On July 13, 2000, the Master Trust issued Series 2000-1 of Class A and B Certificates in the amount of $200.0 million and $12.0 million to the public.

     Wholesale dealer notes (the "Dealer Notes") and security interests in the vehicles financed thereby were transferred to the Master Trust in exchange for floating rate pass-through certificates (the "Investor Certificates") which were remarketed to the public. Additional Dealer Notes are sold on a daily basis by the Seller to the Master Trust to replace those Dealer Notes which have been liquidated or charged off as uncollectible. Accordingly, the aggregate amount of Dealer Notes in the Master Trust will fluctuate from day to day as new Dealer Notes are generated and as existing Dealer Notes are removed.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     As of October 31, 2001, the combined aggregate principal balance of Dealer Notes and Investment Securities was $952.4 million. Reference is made to Exhibit 13 for additional information regarding principal and interest payments with respect to the Investor Certificates and information regarding servicing compensation and other fees paid by the trusts during the fiscal year.

     As of October 31, 2001, the combined aggregate principal balance of Dealer Notes and Investment Securities allocated by the Master Trust to Investor Certificates and the Master Trust Seller's Interest was $797.3 million and $155.1 million, respectively.

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
                     Series 2000-1


        (b)  Reports on Form 8-K:

             The Registrant filed the following reports on Form 8-K during the three months ended October 31, 2001:

             (i)   Form 8-K dated August 29, 2001
            (ii)   Form 8-K dated October 9, 2001
           (iii)   Form 8-K dated October 29, 2001

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












By:  /s/     RONALD D. MARKLE                                   January 29, 2002
             Ronald D. Markle
             Vice President and Controller
             (Principal Accounting Officer)

                                  EXHIBIT INDEX




    Exhibit No.             Exhibit

       3       Articles of Incorporation and By-Laws

      10       Material Contracts

      13(a)    Annual Summary
                    -  Servicer and Settlement Certificates
                       Series 1995-1

      13(b)    Annual Summary
                    -  Servicer and Settlement Certificates
                       Series 1997-1

      13(c)    Annual Summary
                    -  Servicer and Settlement Certificates
                       Series 1998-1

      13(d)    Annual Summary
                    -  Servicer and Settlement Certificates
                       Series 2000-1

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

                                                                                  Exhibit 13(a)
                                                                                    Page 1 of 7
                   ANNUAL SERVICER AND SETTLEMENT CERTIFICATE

                            DEALER NOTE MASTER TRUST


                              CLASS A, DEALER NOTE
                            ASSET BACKED CERTIFICATES
                                  SERIES 1995-1


Under the Series 1995-1 Supplement dated as of June 8, 1995 (the "Supplement") by and among Navistar Financial Corporation, ("NFC"), Navistar Financial
Securities  Corporation  ("NFSC")  and The Bank of New  York,  as  trustee  (the
"Master Trust Trustee") to the Pooling and Serving Agreement dated as of June 8,
1995 (as amended and supplemented, the "Agreement") by and among NFC, NFSC, the Master Trust Trustee and The Chase Manhattan Bank, as 1990 Trust Trustee, the
Master Trust Trustee is required to prepare certain information each month regarding current distributions to certain accounts and payments to Series
1995-1 Certificateholders as well as the performance of the Master Trust during the previous month. An annual aggregation of such monthly reports for the period
November 1, 2000 through October 31, 2001 with respect to distributions and performance of the Master Trust is set forth below. Certain of the information is presented on the basis of an original principal amount of $1,000 per Investor
Certificate. Certain other information is presented based on the aggregate amounts for the Master Trust as a whole. Capitalized terms used but not otherwise defined herein shall have the meanings assigned to such terms in the Agreement and the Supplement.

1.    NFC is Servicer under the Agreement.

2.    The undersigned is a Servicing Officer

3.    Master Trust Information for the period of November 1, 2000 through
      October 31, 2001:

3.1   The amount of the Advance, if any, for the Due Period                         $336,133.03


3.2   The amount of NITC Finance Charges for the Due Period                      $36,313,438.41


3.3   The average daily balance of Dealer Notes outstanding during the          $913,921,785.18
      Due Period

3.4   The total amount of Advance Reimbursements for the Due Period                       $0.00

                                                                                  Exhibit 13(a)
                                                                                    Page 2 of 7

3.5   The aggregate principal amount of Dealer Notes repaid during the
      Due Period.                                                             $3,049,786,647.87

3.6   The aggregate principal amount of Dealer Notes purchased by the
      Master Trust during the Due Period.                                     $2,789,439,584.97

3.7   The amount of the Servicing Fee for the Due Period.                         $9,075,473.25

3.8   The average daily Master Trust Seller's Interest during the Due
      Period.                                                                   $149,903,622.83

3.9   The Master Trust Seller's Interest as of the Distribution Date
      (after giving effect to the transactions set forth in Article IV of
      the Supplement).                                                          $140,486,470.31

3.10  The aggregate amount of Collections for the Due Period.                 $4,309,263,871.63


3.11  The aggregate amount of Finance Charge Collections for the Due
      Period.                                                                    $90,074,028.75

3.12  The aggregate amount of Principal Collections for the Due Period.       $4,219,189,842.88

3.13  The amount of Dealer Note Losses for the Due Period.                           $64,598.36

3.14  The aggregate amount of Dealer Notes as of the last day of the Due
      Period.                                                                   $797,348,331.27

3.15  The aggregate amount of funds on deposit in the Excess Funding
      Account as of the end of the last day of the Due Period (after giving effect to the transactions set forth in Article IV of the
      Supplement and Article IV of the Agreement.                               $155,548,052.69

3.16  Eligible Investments in the Excess Funding Account:

      a.  The aggregate amount of funds invested in Eligible Investments.                 $0.00

      b.  Description of each Eligible Investment.                                          N/A


                                                                                  Exhibit 13(a)
                                                                                    Page 3 of 7

      c.  The rate of interest applicable to each such Eligible Investment.                 N/A

      d.  The rating of each such Eligible Investment                                       N/A

3.17  The aggregate amount of Dealer Notes issued to finance OEM Vehicles, as
      of the end of the Due Period.                                               $8,893,147.77

3.18 The Dealers with the five largest aggregate outstanding principal amounts of Dealer Notes in the Master Trust as of the end of the Due
      Period.
      i)       Southwest Intl. Trks Inc
      ii)      Prarie Intl. Trks
      iii)     Idealease of Atlanta
      iv)      Wolfington Body Co Inc
      v)       Lee-Smith Inc

3.19  Aggregate amount of delinquent principal payments (past due greater than
      30 days) as a percentage of the total principal amount outstanding, as
      of the end of the Due Period.                                                       0.87%

Series 1995-1 Information for the period of November 1, 2000 through October 31,
2001


4.1   The Deficiency Amount as of the Transfer Date (after giving effect to
      the transactions set forth in Article IV of the Supplement).                        $0.00

4.2a  The Maximum Subordinated Amount as of the Transfer Date (after giving
      effect to the transactions set forth in Article IV of the Supplement).     $31,000,000.00

4.2b  The Available Subordinated Amount as of the Transfer Date (after giving
      effect to the transactions set forth in Article IV of the Supplement).     $31,000,000.00

4.3   The Projected Spread for the following Distribution Period.                 $2,500,000.00

4.4   The amount on deposit in the Spread Account as of the Transfer Date
      (after giving effect to the transactions set forth in Article IV of the
      Supplement).                                                                $2,500,000.00


                                                                                  Exhibit 13(a)
                                                                                    Page 4 of 7

4.5   The aggregate amount on deposit in the Liquidity Reserve Account as of the Transfer Date (after giving effect to the transactions set forth in
      Article IV of the Supplement.                                                       $0.00

4.6   The aggregate amount on deposit in the Negative Carry Reserve Fund as of the Transfer Date (after giving effect to the transactions set forth in
      Article IV of the Supplement).                                                      $0.00


4.7   The Invested Amount as of the Distribution Date (after giving effect to the transactions set forth in Article IV of the Supplement and to the
      payments made on the Distribution Date).                                  $200,000,000.00

4.8   The amount of Series Allocable Dealer Notes Losses for the Due Period.         $14,980.36

4.9   The amount of Series Allocable Finance Charge Collections for the Due
      Period.                                                                    $21,467,518.79

4.10  The amount of Series Allocable Principal Collections for the Due
      Period.                                                                 $1,022,202,970.55

4.11  The amount of Series Principal Account Losses for the Due Period.                   $0.00

4.12  The amount of Investor Dealer Note Losses for the Due Period.                  $12,393.25

4.13  The amount of Investor Finance Charge Collections for the Due Period.      $17,781,816.36

4.14  The amount of Investor Principal Collections for the Due Period.          $847,065,602.26

4.15  The amount of Available Certificateholder's Interest Collections for the
      Due Period.                                                                $18,793,699.99

4.16  The amount of Series 1995-1 Shared Principal Collections for the Due
      Period.                                                                   $847,065,602.26

4.17  The aggregate amount of the Series 1995-1 Principal Shortfall, if any,
      for the Due Period.                                                                 $0.00

4.18  The Seller's Percentage for the Due Period.                                        17.15%


                                                                                  Exhibit 13(a)
                                                                                    Page 5 of 7

4.19  The Excess Seller's Percentage for the Due Period.                                  2.62%

4.20  The aggregate amount of Seller's Principal Collections for the Due
      Period.                                                                   $175,149,761.55

4.21  The amount of Available Seller's Finance Charge Collections for the Due
      Period.                                                                     $3,768,474.33

4.22  The aggregate amount of Available Seller's Principal Collections for the
      Due Period.                                                               $148,375,033.37

4.23  The aggregate amount of Excess Seller's Principal Collections for the
      Due Period.                                                                $26,774,728.18

4.24  The Controlled Amortization Amount, if applicable, for the Due Period.              $0.00

4.25  The Minimum Series 1995-1 Master Trust Seller's Interest as of the
      Distribution Date (after giving effect to the transactions set forth in
      Article IV of the Supplement).                                             $40,605,224.22

4.26  The Series 1995-1 Allocation Percentage for the Due Period.                        24.08%

4.27  The Floating Allocation Percentage for the Due Period.                             82.85%

4.28  The Principal Allocation Percentage, if applicable, for the Due Period.               N/A

4.29  The total amount to be distributed on the Series 1995-1 Certificates on
      the Distribution Date.                                                     $11,545,937.04

4.30  The total amount, if any, to be distributed on the Series 1995-1
      Certificates on the Distribution Date allocable to the Invested Amount.             $0.00

4.31  The total amount, if any, to be distributed on the Series 1995-1
      Certificates on the Distribution Date allocable to interest on the
      Series 1995-1 Certificates.                                                 $9,731,501.74

4.32  The Draw Amount as of the Transfer Date.                                            $0.00

4.33  The amount of Investor Charge-Offs as of the Transfer Date.                         $0.00



                                                                                  Exhibit 13(a)
                                                                                    Page 6 of 7

4.34  The amount of reimbursement of Investor Charge-Offs as of the Transfer
      Date.                                                                               $0.00

4.35  The amount of the Investor Servicing Fee to be paid on such Distribution
      Date.                                                                       $1,802,042.05

4.36  The aggregate amount of funds on deposit in the Negative Carry Reserve
      Account as of the end of the last day of the Due Period (after giving effect to the payments and adjustments made pursuant to Article IV of
      the Supplement and of the Agreement).                                               $0.00

4.37  The aggregate amount of funds on deposit in the Series Principal Account as of the end of the last day of the Due Period (after giving effect to the payments and adjustments made pursuant to Article IV of the
      Supplement and of the Agreement).                                                   $0.00

4.38  The aggregate amount of funds on deposit in the Spread Account as of the end of the last day of the Due Period (after giving effect to payments and adjustments made pursuant to Article IV of the Supplement and the
      Agreement).                                                                 $2,500,000.00

4.39  Eligible Investments in the Series Principal Account:

      a.  The aggregate amount of funds invested in Eligible Investments.                 $0.00

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

      b.  Description of each Eligible Investment:                                          N/A

      c.  The rate of interest applicable to each such Eligible Investment.                 N/A


                                                                                  Exhibit 13(a)
                                                                                    Page 7 of 7

      d.  The rating of each such Eligible Investment.                                      N/A

4.41  The amount of Excess Interest Collections for the Due Period.               $7,247,762.93

4.42  The amount of Investor Principal Collections treated as Shared Principal
      Collections for the Due Period.                                           $847,065,602.26

4.43  The amount of Excess Interest Collections for the Due Period allocated
      to other Series.                                                                    $0.00

4.44  The amount of Investor Principal Collections treated as Shared Principal
      Collections for the Due Period allocated to Other Series.                           $0.00

4.45  The percentages and all other information calculated pursuant to
      Sections 6.01 and 7.01 of the Supplement.                                             N/A

4.46  The amount of Remaining Available Seller's Principal Collections for the
      Due Period.                                                                         $0.00

4.47  The amount of Series 1995-1 Shared Seller's Principal Collections for
      the Due Period.                                                           $175,149,761.55

4.48  The aggregate amount of Shared Seller's Principal Collections from Other
      Series for the Due Period.                                                          $0.00

4.49  The amount of all Shared Seller's Principal Collections allocated to
      Series 1995-1 for the Due Period.                                                   $0.00

4.50  The aggregate amount of all Shared Seller's Principal Collections
      allocated to Other Series for the Due Period.                                       $0.00

4.51  The aggregate amount of all Early Distribution Amounts paid or deemed
      paid for the Distribution Period.                                                   $0.00


                                                                                  Exhibit 13(b)
                                                                                    Page 1 of 7

                   ANNUAL SERVICER AND SETTLEMENT CERTIFICATE

                            DEALER NOTE MASTER TRUST


                              CLASS A, DEALER NOTE
                            ASSET BACKED CERTIFICATES
                                  SERIES 1997-1


Under  the  Series  1997-1   Supplement   dated  as  of  August  19,  1997  (the
"Supplement") by and among Navistar  Financial  Corporation,  ("NFC"),  Navistar
Financial  Securities  Corporation ("NFSC") and The Bank of New York, as trustee
(the "Master Trust Trustee") to the Pooling and Servicing  Agreement dated as of
June 8, 1995 (as amended and  supplemented,  the  "Agreement") by and among NFC,
NFSC,  the Master  Trust  Trustee and The Chase  Manhattan  Bank,  as 1990 Trust
Trustee,  the Master Trust  Trustee is required to prepare  certain  information each month regarding  current  distributions to certain accounts and payments to
Series 1997-1  Certificateholders as well as the performance of the Master Trust during the previous month. An annual aggregation of such monthly reports for the period November 1, 2000 through  October 31, 2001 with respect to  distributions and  performance of the Trust is set forth below.  Certain of the information is presented  on the basis of an original  principal  amount of $1,000 per Investor
Certificate.  Certain  other  information  is presented  based on the  aggregate amounts  for the  Master  Trust  as a  whole.  Capitalized  terms  used  but not otherwise  defined herein shall have the meanings  assigned to such terms in the
Agreement and the Supplement.

1.    NFC is Servicer under the Agreement.

2.    The undersigned is a Servicing Officer

3.    Master Trust Information for the period of November 1, 2000 through October 31, 2001:

3.1   The amount of the Advance, if any, for the Due Period                         $336,133.03

3.2   The amount of NITC Finance Charges for the Due Period                      $36,313,438.41

3.3   The average daily balance of Dealer Notes outstanding during the
      Due Period                                                                $913,921,785.18

3.4   The total amount of Advance Reimbursements for the Due Period                       $0.00

                                                                                  Exhibit 13(b)
                                                                                    Page 2 of 7

3.5   The aggregate principal amount of Dealer Notes repaid during the
      Due Period.                                                             $3,049,796,647.87

3.6   The aggregate principal amount of Dealer Notes purchased by the
      Master Trust during the Due Period.                                     $2,789,439,584.98

3.7   The amount of the Servicing Fee for the Due Period.                         $9,075,473.25

3.8   The average daily Master Trust Seller's Interest during the Due
      Period.                                                                   $149,903,622.83

3.9   The Master Trust Seller's Interest as of the Distribution Date
      (after giving effect to the transactions set forth in Article IV
      of the Supplement).                                                       $140,486,470.31

3.10  The aggregate amount of Collections for the Due Period.                 $4,309,263,871.63

3.11  The aggregate amount of Finance Charge Collections for the Due
      Period.                                                                    $90,074,028.75

3.12  The aggregate amount of Principal Collections for the Due Period.       $4,219,189,842.88

3.13  The amount of Dealer Note Losses for the Due Period.                           $64,598.36

3.14  The aggregate amount of Dealer Notes as of the last day of the Due
      Period.                                                                   $797,348,331.27

3.15  The aggregate amount of funds on deposit in the Excess Funding
      Account as of the end of the last day of the Due Period (after giving effect to the transactions set forth in Article IV of the
      Supplement and Article IV of the Agreement.                               $155,548,052.69

3.16  Eligible Investments in the Excess Funding Account:

      a.  The aggregate amount of funds invested in Eligible Investments.                 $0.00

      b.  Description of each Eligible Investment.                                          N/A

                                                                                  Exhibit 13(b)
                                                                                    Page 3 of 7

      c.  The rate of interest applicable to each such Eligible
             Investment.                                                                    N/A

      d.  The rating of each such Eligible Investment                                       N/A


3.17  The aggregate amount of Dealer Notes issued to finance OEM
      Vehicles, as of the end of the Due Period.                                  $8,893,147.77


3.18 The Dealers with the five largest aggregate outstanding principal amounts of Dealer Notes in the Master Trust as of the end of the Due Period.
      i)       Southwest Intl. Trks Inc
      ii)      Prarie Intl Trks
      iii)     Idealease of Atlanta
      v)       Wolfington Body Co Inc
      v)       Lee-Smith Inc

3.19  Aggregate amount of delinquent principal payments (past due greater than 30 days) as a percentage of the total principal
      amount outstanding, as of the end of the Due Period.                                0.87%


4.0   Series 1997-1 Information for the period of November 1, 2000 through October
      31, 2001

4.1   The Deficiency Amount as of the Transfer Date (after giving effect
      to the transactions set forth in Article IV of the Supplement).                     $0.00

4.2a  The Maximum Subordinated Amount as of the Transfer Date (after giving effect to the transactions set forth in Article IV of the
      Supplement).                                                               $31,000,000.00

4.2b  The Available Subordinated Amount as of the Transfer Date (after giving effect to the transactions set forth in Article IV of the
      Supplement)                                                                $31,000,000.00

4.3   The Projected Spread for the following Distribution Period.                 $2,500,000.00

4.4   The amount on deposit in the Spread Account as of the Transfer
      Date (after giving effect to the transactions set forth in Article
      IV of the Supplement).                                                      $2,500,000.00

                                                                                  Exhibit 13(b)
                                                                                    Page 4 of 7

4.5   The aggregate amount on deposit in the Liquidity Reserve Account as of the Transfer Date (after giving effect to the transactions
      set forth in Article IV of the Supplement.                                          $0.00

4.6   The Invested Amount as of the Distribution Date (after giving effect to the transactions set forth in Article IV of the
      Supplement and to the payments made on the Distribution Date).            $200,000,000.00

4.7   The amount of Series Allocable Dealer Notes Losses for the Due
      Period.                                                                        $14,702.59

4.8   The amount of Series Allocable Finance Charge Collections for the
      Due Period.                                                                $21,089,344.17

4.9   The amount of Series Allocable Principal Collections for the Due
      Period.                                                                 $1,004,658,059.44

4.10  The amount of Series Principal Account Losses for the Due Period.                   $0.00

4.11  The amount of Investor Dealer Note Losses for the Due Period.                  $12,394.28

4.12  The amount of Investor Finance Charge Collections for the Due
      Period.                                                                    $17,781,627.26

4.13  The amount of Investor Principal Collections for the Due Period.          $847,051,591.97


4.14  The amount of Available Certificateholder's Interest Collections
      for the Due Period.                                                        $18,793,529.80

4.15  The amount of Series 1997-1 Shared Principal Collections for the
      Due Period.                                                               $847,051,591.97

4.16  The aggregate amount of the Series 1997-1 Principal Shortfall, if
      any, for the Due Period.                                                            $0.00

4.17  The Seller's Percentage for the Due Period.                                        15.69%

4.18  The Excess Seller's Percentage for the Due Period.                                  2.62%

4.19  The aggregate amount of Seller's Principal Collections for the Due
      Period.                                                                   $157,608,861.75

                                                                                  Exhibit 13(b)
                                                                                    Page 5 of 7

4.20  The amount of Available Seller's Finance Charge Collections for
      the Due Period.                                                             $3,388,801.69

4.21  The aggregate amount of Available Seller's Principal Collections
      for the Due Period.                                                       $131,287,214.06

4.22  The aggregate amount of Excess Seller's Principal Collections for
      the Due Period                                                             $26,331,647.68

4.23  The Controlled Amortization Amount, if applicable, for the Due
      Period.                                                                             $0.00

4.24  The Minimum Series 1997-1 Master Trust Seller's Interest as of the
      Distribution Date (after giving effect to the transactions set
      forth in Article IV of the Supplement).                                    $37,000,000.00

4.25  The Series 1997-1 Allocation Percentage for the Due Period.                        23.66%

4.26  The Floating Allocation Percentage for the Due Period.                             84.31%

4.27  The Principal Allocation Percentage, if applicable, for the Due
      Period.                                                                               N/A

4.28  The total amount, if any, to be distributed on the Series 1997-1
      Certificates on the Distribution Date.                                     $11,242,584.55

4.29  The total amount, if any, to be distributed on the Series 1997-1
      Certificates on the Distribution Date allocable to the Invested
      Amount.                                                                             $0.00

4.30  The total amount, if any, to be distributed on the Series 1997-1
      Certificates on the Distribution Date allocable to interest on the
      Series 1997-1 Certificates.                                                 $9,428,168.40

4.31  The Draw Amount as of the Transfer Date.                                            $0.00

4.32  The amount of Investor Charge-Offs as of the Transfer Date.                         $0.00

4.33  The amount of reimbursement of Investor Charge-Offs as of the
      Transfer Date.                                                                      $0.00

                                                                                  Exhibit 13(b)
                                                                                    Page 6 of 7

4.34  The amount of the Investor Servicing Fee to be paid on such
      Distribution Date.                                                          $1,802,021.87

4.35  The aggregate amount of funds on deposit in the Series Principal
      Account as of the end of the last day of the Due Period (after giving effect to the payments and adjustments made pursuant to
      Article IV of the Supplement and of the Agreement).                                 $0.00

4.36  The aggregate amount of funds on deposit in the Spread Account as of the end of the last day of the Due Period (after giving effect to payments and adjustments made pursuant to Article IV of the
      Supplement and the Agreement).                                              $2,500,000.00

4.37  Eligible Investments in the Series Principal Account:

      a.  The aggregate amount of funds invested in Eligible Investments.                 $0.00

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

      b.  Description of each Eligible Investment:                                          N/A

      c.  The rate of interest applicable to each such Eligible
          Investment.                                                                       N/A

      d.  The rating of each such Eligible Investment.                                      N/A

4.39  The amount of Excess Interest Collections for the Due Period.               $7,550,945.29


                                                                                  Exhibit 13(b)
                                                                                    Page 7 of 7

4.40  The amount of Investor Principal Collections treated as Shared
      Principal Collections for the Due Period.                                 $847,051,591.97

4.41  The amount of Excess Interest Collections for the Due Period
      Allocated to other Series.                                                          $0.00

4.42  The amount of Investor Principal Collections treated as Shared
      Principal Collections for the Due Period allocated to Other Series.                 $0.00

4.43  The percentages and all other information calculated pursuant to
      Sections 6.01 of the Supplement.                                                      N/A

4.44  The amount of Remaining Available Seller's Principal Collections
      for the Due Period.                                                                 $0.00

4.45  The amount of Series 1997-1 Shared Seller's Principal Collections
      for the Due Period.                                                       $157,618,861.75

4.46  The aggregate amount of Shared Seller's Principal Collections from
      Other Series for the Due Period.                                                    $0.00

4.47  The amount of all Shared Seller's Principal Collections allocated
      to Series 1997-1 for the Due Period.                                                $0.00

4.48  The aggregate amount of all Shared Seller's Principal Collections
      allocated to Other Series for the Due Period.                                       $0.00

4.49  The aggregate amount of all Early Distribution Amounts paid or
      deemed paid for the Distribution Period.                                            $0.00

                                                                                  Exhibit 13(c)
                                                                                    Page 1 of 7

                   ANNUAL SERVICER AND SETTLEMENT CERTIFICATE

                            DEALER NOTE MASTER TRUST


                              CLASS A, DEALER NOTE
                            ASSET BACKED CERTIFICATES
                                  SERIES 1998-1


Under the Series 1998-1 Supplement dated as of July 17, 1998 (the "Supplement") by and among Navistar Financial Corporation, ("NFC"), Navistar Financial
Securities  Corporation  ("NFSC")  and The Bank of New  York,  as  trustee  (the
"Master Trust Trustee") to the Pooling and Servicing  Agreement dated as of June
8, 1995 (as amended and supplemented, the "Agreement") by and among NFC, NFSC, the Master Trust Trustee and The Chase Manhattan Bank, as 1990 Trust Trustee, the Master Trust Trustee is required to prepare certain information each month regarding current distributions to certain accounts and payments to Series
1998-1 Certificateholders as well as the performance of the Master Trust during the previous month. An annual aggregation of such monthly reports for the period
November 1, 2000 through October 31, 2001 with respect to distributions and performance of the Trust is set forth below. Certain of the information is presented on the basis of an original principal amount of $1,000 per Investor
Certificate. Certain other information is presented based on the aggregate amounts for the Master Trust as a whole. Capitalized terms used but not otherwise defined herein shall have the meanings assigned to such terms in the Agreement and the Supplement.
1.    NFC is Servicer under the Agreement.

2.    The undersigned is a Servicing Officer

3.    Master Trust Information for the period of November 1,2000 through
      October 31, 2001:

3.1   The amount of the Advance, if any, for the Due Period                         $336,133.03

3.2   The amount of NITC Finance Charges for the Due Period                      $36,313,438.41

3.3   The average daily balance of Dealer Notes outstanding during the Due
      Period                                                                    $913,921,785.18

3.4   The total amount of Advance Reimbursements for the Due Period                       $0.00

                                                                                  Exhibit 13(c)
                                                                                    Page 2 of 7

3.5   The aggregate principal amount of Dealer Notes repaid during the Due
      Period.                                                                 $3,049,786,647.87

3.6   The aggregate principal amount of Dealer Notes purchased by the
      Master Trust during the Due Period.                                     $2,789,439,584.97

3.7   The amount of the Servicing Fee for the Due Period.                         $9,075,473.25

3.8   The average daily Master Trust Seller's Interest during the Due
      Period.                                                                   $149,903,645.33

3.9   The Master Trust Seller's Interest as of the Distribution Date
      (after giving effect to the transactions set forth in Article IV of
      the Supplement).                                                          $140,486,470.31

3.10  The aggregate amount of Collections for the Due Period.                 $4,309,263,898.63

3.11  The aggregate amount of Finance Charge Collections for the Due
      Period.                                                                    $90,074,028.75

3.12  The aggregate amount of Principal Collections for the Due Period.       $4,219,189,842.88

3.13  The amount of Dealer Note Losses for the Due Period.                           $64,598.36


3.14  The aggregate amount of Dealer Notes as of the last day of the Due
      Period.                                                                   $797,348,331.27

3.15  The aggregate amount of funds on deposit in the Excess Funding
      Account as of the end of the last day of the Due Period (after giving effect to the transactions set forth in Article IV of the
      Supplement and Article IV of the Agreement.                               $155,548,052.69

3.16  Eligible Investments in the Excess Funding Account:

      a.  The aggregate amount of funds invested in Eligible Investments.                 $0.00

      b.  Description of each Eligible Investment.                                          N/A

                                                                                  Exhibit 13(c)
                                                                                    Page 3 of 7

      c.  The rate of interest applicable to each such Eligible Investment.                 N/A

      d.  The rating of each such Eligible Investment                                       N/A


3.17  The aggregate amount of Dealer Notes issued to finance OEM Vehicles,
      as of the end of the Due Period.                                            $8,893,147.77

3.18 The Dealers with the five largest aggregate outstanding principal amounts of Dealer Notes in the Master Trust as of the end of the Due
      Period.
      i)       Southwest Intl. Trks Inc
      ii)      Prarie Intl Trks
      iii)     Idealease of Atlanta
      vi)      Wolfington Body Co Inc
      v)       Lee-Smith Inc

3.19  Aggregate amount of delinquent principal payments (past due greater than 30 days) as a percentage of the total principal amount
      outstanding, as of the end of the Due Period.                                       0.87%


4.    Series 1998-1 Information for the period of November 1, 2000 through October
      31, 2001

4.1   The Deficiency Amount as of the Transfer Date (after giving effect
      to the transactions set forth in Article IV of the Supplement).                     $0.00

4.2a  The Maximum Subordinated Amount as of the Transfer Date (after giving effect to the transactions set forth in Article IV of the
      Supplement).                                                               $31,000,000.00

4.2b  The Available Subordinated Amount as of the Transfer Date (after giving effect to the transactions set forth in Article IV of the
      Supplement)                                                                $31,000,000.00

4.3   The Projected Spread for the following Distribution Period.                 $2,500,000.00


4.4   The amount on deposit in the Spread Account as of the Transfer Date
      (after giving effect to the transactions set forth in Article IV of
      the Supplement).                                                            $2,500,000.00


                                                                                  Exhibit 13(c)
                                                                                    Page 4 of 7

4.5   The aggregate amount on deposit in the Liquidity Reserve Account as of the Transfer Date (after giving effect to the transactions set
      forth in Article IV of the Supplement.                                              $0.00

4.6   The Invested Amount as of the Distribution Date (after giving effect to the transactions set forth in Article IV of the Supplement and to
      the payments made on the Distribution Date).                              $200,000,000.00

4.7   The amount of Series Allocable Dealer Notes Losses for the Due
      Period.                                                                        $14,702.59

4.8   The amount of Series Allocable Finance Charge Collections for the
      Due Period.                                                                $21,089,344.17

4.9   The amount of Series Allocable Principal Collections for the Due
      Period.                                                                 $1,004,658,059.44

4.10  The amount of Series Principal Account Losses for the Due Period.                   $0.00

4.11  The amount of Investor Dealer Note Losses for the Due Period.                  $12,394.28

4.12  The amount of Investor Finance Charge Collections for the Due Period.      $17,781,627.26

4.13  The amount of Investor Principal Collections for the Due Period.          $847,051,591.97

4.14  The amount of Available Certificateholder's Interest Collections for
      the Due Period.                                                            $18,793,529.80

4.15  The amount of Series 1998-1 Shared Principal Collections for the Due
      Period.                                                                   $847,051,591.97

4.16  The aggregate amount of the Series 1998-1 Principal Shortfall, if
      any, for the Due Period.                                                            $0.00

4.17  The Seller's Percentage for the Due Period.                                        15.69%

4.18  The Excess Seller's Percentage for the Due Period.                                  2.62%

4.19  The aggregate amount of Seller's Principal Collections for the Due
      Period.                                                                   $157,618,861.75

                                                                                  Exhibit 13(c)
                                                                                    Page 5 of 7

4.20  The amount of Available Seller's Finance Charge Collections for
      the Due Period.                                                             $3,388,801.69

4.21  The aggregate amount of Available Seller's Principal Collections
      for the Due Period.                                                       $131,287,214.06

4.22  The aggregate amount of Excess Seller's Principal Collections for
      the Due Period                                                             $26,331,647.69

4.23  The Controlled Amortization Amount, if applicable, for the Due Period.              $0.00

4.24  The Minimum Series 1998-1 Master Trust Seller's Interest as of
      the Distribution Date (after giving effect to the transactions
      set forth in Article IV of the Supplement).                                $37,000,000.00

4.25  The Series 1998-1 Allocation Percentage for the Due Period.                        23.66%


4.26  The Floating Allocation Percentage for the Due Period.                             84.31%


4.27  The Principal Allocation Percentage, if applicable, for the Due
      Period.                                                                               N/A

4.28  The total amount, if any, to be distributed on the Series 1998-1
      Certificates on the Distribution Date.                                     $11,262,806.78

4.29  The total amount, if any, to be distributed on the Series 1998-1
      Certificates on the Distribution Date allocable to the Invested
      Amount.                                                                             $0.00

4.30  The total amount, if any, to be distributed on the Series 1998-1
      Certificates on the Distribution Date allocable to interest on
      the Series 1998-1 Certificates.                                             $9,448,390.63

4.31  The Draw Amount as of the Transfer Date.                                            $0.00

4.32  The amount of Investor Charge-Offs as of the Transfer Date.                         $0.00


4.33  The amount of reimbursement of Investor Charge-Offs as of the
      Transfer Date.                                                                      $0.00

                                                                                  Exhibit 13(c)
                                                                                    Page 6 of 7

4.34  The amount of the Investor Servicing Fee to be paid on such
      Distribution Date.                                                          $1,802,021.87

4.35  The aggregate amount of funds on deposit in the Series Principal
      Account as of the end of the last day of the Due Period (after giving effect to the payments and adjustments made pursuant to
      Article IV of the Supplement and of the Agreement).                                 $0.00

4.36  The aggregate amount of funds on deposit in the Spread Account as of the end of the last day of the Due Period (after giving effect to payments and adjustments made pursuant to Article IV of the
      Supplement and the Agreement).                                              $2,500,000.00

4.37  Eligible Investments in the Series Principal Account:

      a.  The aggregate amount of funds invested in Eligible Investments.                 $0.00

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

      b.  Description of each Eligible Investment:                                          N/A

      c.  The rate of interest applicable to each such Eligible Investment.                 N/A

      d.  The rating of each such Eligible Investment.                                      N/A

4.39  The amount of Excess Interest Collections for the Due Period.               $7,530,723.06

                                                                                  Exhibit 13(c)
                                                                                    Page 7 of 7

4.40  The amount of Investor Principal Collections treated as Shared
      Principal Collections for the Due Period.                                 $847,051,591.97

4.41  The amount of Excess Interest Collections for the Due Period
      Allocated to other Series.                                                          $0.00

4.42  The amount of Investor Principal Collections treated as Shared
      Principal Collections for the Due Period allocated to Other Series.                 $0.00

4.43  The percentages and all other information calculated pursuant to
      Sections 6.01 of the Supplement.                                                      N/A

4.44  The amount of Remaining Available Seller's Principal Collections
      for the Due Period.                                                                 $0.00

4.45  The amount of Series 1998-1 Shared Seller's Principal Collections
      for the Due Period.                                                       $157,618,861.75

4.46  The aggregate amount of Shared Seller's Principal Collections
      from Other Series for the Due Period.                                               $0.00

4.47  The amount of all Shared Seller's Principal Collections allocated
      to Series 1998-1 for the Due Period.                                                $0.00

4.48  The aggregate amount of all Shared Seller's Principal Collections
      allocated to Other Series for the Due Period.                                       $0.00

4.49  The aggregate amount of all Early Distribution Amounts paid or
      deemed paid for the Distribution Period.                                            $0.00

                                                                                  Exhibit 13(d)
                                                                                    Page 1 of 7

                   ANNUAL SERVICER AND SETTLEMENT CERTIFICATE

                            DEALER NOTE MASTER TRUST


                         CLASS A and CLASS B DEALER NOTE
                            ASSET BACKED CERTIFICATES
                                  SERIES 2000-1


Under the Series 2000-1 Supplement dated as of July 13, 2000 (the "Supplement") by and among Navistar Financial Corporation, ("NFC"), Navistar Financial
Securities  Corporation  ("NFSC")  and The Bank of New  York,  as  trustee  (the
"Master Trust Trustee") to the Pooling and Servicing  Agreement dated as of June
8, 1995 (as amended and supplemented, the "Agreement") by and among NFC, NFSC, the Master Trust Trustee and The Chase Manhattan Bank, as 1990 Trust Trustee, the Master Trust Trustee is required to prepare certain information each month regarding current distributions to certain accounts and payments to Series
2000-1 Certificateholders as well as the performance of the Master Trust during the previous month. An annual aggregation of such monthly reports for the period
November 1, 2000 through October 31, 2001 with respect to distributions and performance of the Trust is set forth below. Certain of the information is presented on the basis of an original principal amount of $1,000 per Investor
Certificate. Certain other information is presented based on the aggregate amounts for the Master Trust as a whole. Capitalized terms used but not otherwise defined herein shall have the meanings assigned to such terms in the Agreement and the Supplement.

1.    NFC is Servicer under the Agreement.

2.    The undersigned is a Servicing Officer

3.    Master Trust Information for the period of November 1, 2000 through October 31, 2001:

3.1   The amount of the Advance, if any, for the Due Period                         $336,133.03

3.2   The amount of NITC Finance Charges for the Due Period                      $36,313,438.41

3.3   The average daily balance of Dealer Notes outstanding during the Due
      Period                                                                    $913,921,785.18

3.4   The total amount of Advance Reimbursements for the Due Period                       $0.00

                                                                                  Exhibit 13(d)
                                                                                    Page 2 of 7

3.5   The aggregate principal amount of Dealer Notes repaid during the Due
      Period.                                                                 $3,049,786,647.87

3.6   The aggregate principal amount of Dealer Notes purchased by the
      Master Trust during the Due Period.                                     $2,789,439,584.97

3.7   The amount of the Servicing Fee for the Due Period.                         $9,075,473.25

3.8   The average daily Master Trust Seller's Interest during the Due
      Period.                                                                   $149,903,622.83

3.9   The Master Trust Seller's Interest as of the Distribution Date
      (after giving effect to the transactions set forth in Article IV of
      the Supplement).                                                          $140,486,470.31

3.10  The aggregate amount of Collections for the Due Period.                 $4,309,263,871.63

3.11  The aggregate amount of Finance Charge Collections for the Due
      Period.                                                                    $90,074,028.75

3.12  The aggregate amount of Principal Collections for the Due Period.       $4,219,189,842.88

3.13  The amount of Dealer Note Losses for the Due Period.                           $64,598.36

3.14  The aggregate amount of Dealer Notes as of the last day of the Due
      Period.                                                                   $797,348,331.27

3.15  The aggregate amount of funds on deposit in the Excess Funding
      Account as of the end of the last day of the Due Period (after giving effect to the transactions set forth in Article IV of the
      Supplement and Article IV of the Agreement.                               $155,548,052.69

3.16  Eligible Investments in the Excess Funding Account:

      a.  The aggregate amount of funds invested in Eligible Investments.                 $0.00

      b.  Description of each Eligible Investment.                                          N/A

                                                                                  Exhibit 13(d)
                                                                                    Page 3 of 7
      c.  The rate of interest applicable to each such Eligible Investment.                 N/A

      d.  The rating of each such Eligible Investment                                       N/A

3.17  The aggregate amount of Dealer Notes issued to finance OEM Vehicles,
      as of the end of the Due Period.                                            $8,893,147.77


3.18 The Dealers with the five largest aggregate outstanding principal amounts of Dealer Notes in the Master Trust as of the end of the Due
      Period.
      i)       Southwest Intl. Trks Inc
      ii)      Prarie Intl Trks
      iii)     Idealease of Atlanta
      vii)     Wolfington Body Co Inc
      v)       Lee-Smith Inc

3.19  Aggregate amount of delinquent principal payments (past due greater than 30 days) as a percentage of the total principal amount
      outstanding, as of the end of the Due Period.                                       0.87%

4.    Series 2000-1 Information for the period of November 1, 2000 through October
      31, 2001

4.1   The Deficiency Amount as of the Transfer Date (after giving effect
      to the transactions set forth in Article IV of the Supplement).                     $0.00

4.2a  The Maximum Subordinated Amount as of the Transfer Date (after giving effect to the transactions set forth in Article IV of the
      Supplement).                                                               $19,080,000.00

4.2b  The Available Subordinated Amount as of the Transfer Date (after giving effect to the transactions set forth in Article IV of the
      Supplement)                                                                $19,080,000.00

4.3   The Projected Spread for the following Distribution Period.                 $2,650,000.00

4.4   The amount on deposit in the Spread Account as of the Transfer Date
      (after giving effect to the transactions set forth in Article IV of
      the Supplement).                                                            $2,650,000.00

                                                                                  Exhibit 13(d)
                                                                                    Page 4 of 7

4.5   The aggregate amount on deposit in the Liquidity Reserve Account as of the Transfer Date (after giving effect to the transactions set
      forth in Article IV of the Supplement.                                              $0.00

4.6   The Invested Amount as of the Distribution Date (after giving effect to the transactions set forth in Article IV of the Supplement and to
      the payments made on the Distribution Date).                              $212,000,000.00

4.7   The amount of Series Allocable Dealer Notes Losses for the Due Period.         $14,702.59

4.8   The amount of Series Allocable Finance Charge Collections for the
      Due Period.                                                                $21,097,136.28

4.9   The amount of Series Allocable Principal Collections for the Due
      Period.                                                                 $1,005,018,699.91

4.10  The amount of Series Principal Account Losses for the Due Period.                   $0.00

4.11  The amount of Investor Dealer Note Losses for the Due Period.                  $13,136.76

4.12  The amount of Investor Finance Charge Collections for the Due Period.      $18,848,611.82

4.13  The amount of Investor Principal Collections for the Due Period.          $897,884,675.15

4.14  The amount of Available Certificateholder's Interest Collections for
      the Due Period.                                                            $19,867,152.90

4.15  The amount of Series 2000-1 Shared Principal Collections for the Due
      Period.                                                                   $897,884,675.15

4.16  The aggregate amount of the Series 2000-1 Principal Shortfall, if
      any, for the Due Period.                                                            $0.00

4.17  The Seller's Percentage for the Due Period.                                        10.67%

4.18  The Excess Seller's Percentage for the Due Period.                                  2.63%

4.19  The aggregate amount of Seller's Principal Collections for the Due
      Period.                                                                   $107,147,161.54


                                                                                  Exhibit 13(d)
                                                                                    Page 5 of 7

4.20  The amount of Available Seller's Finance Charge Collections for
      the Due Period.                                                             $2,329,123.84

4.21  The aggregate amount of Available Seller's Principal Collections
      for the Due Period.                                                        $80,803,503.46

4.22  The aggregate amount of Excess Seller's Principal Collections for
      the Due Period                                                             $26,343,658.08

4.23  The Controlled Amortization Amount, if applicable, for the Due
      Period.                                                                             $0.00

4.24  The Minimum Series 2000-1 Master Trust Seller's Interest as of
      the Distribution Date (after giving effect to the transactions
      set forth in Article IV of the Supplement).                                $25,440,000.00

4.25  The Series 2000-1 Allocation Percentage for the Due Period.                        24.91%

4.26  The Floating Allocation Percentage for the Due Period.                             89.33%

4.27  The Principal Allocation Percentage, if applicable, for the Due Period.             0.00%

4.28  The total amount, if any, to be distributed on the Series 2000-1
      Certificates on the Distribution Date.                                     $12,167,907.19

4.29  The total amount, if any, to be distributed on the Series 2000-1
      Certificates on the Distribution Date allocable to the Invested
      Amount.                                                                             $0.00

4.30  The total amount, if any, to be distributed on the Series 2000-1
      Certificates on the Distribution Date allocable to interest on
      the Series 2000-1 Certificates.                                            $10,244,614.07

4.31  The Draw Amount as of the Transfer Date.                                            $0.00

4.32  The amount of Investor Charge-Offs as of the Transfer Date.                         $0.00

4.33  The amount of reimbursement of Investor Charge-Offs as of the
      Transfer Date.                                                                      $0.00


                                                                                  Exhibit 13(d)
                                                                                    Page 6 of 7

4.34  The amount of the Investor Servicing Fee to be paid on such
      Distribution Date.                                                          $1,910,156.36

4.35  The aggregate amount of funds on deposit in the Series Principal
      Account as of the end of the last day of the Due Period (after giving effect to the payments and adjustments made pursuant to
      Article IV of the Supplement and of the Agreement).                                 $0.00

4.36  The aggregate amount of funds on deposit in the Spread Account as of the end of the last day of the Due Period (after giving effect to payments and adjustments made pursuant to Article IV of the
      Supplement and the Agreement).                                              $2,650,000.00

4.37  Eligible Investments in the Series Principal Account:

      a.  The aggregate amount of funds invested in Eligible Investments.                 $0.00

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

      b.  Description of each Eligible Investment:                                          N/A

      c.  The rate of interest applicable to each such Eligible Investment.                 N/A

      d.  The rating of each such Eligible Investment.                                      N/A

4.39  The amount of Excess Interest Collections for the Due Period.               $7,699,245.69

                                                                                  Exhibit 13(d)
                                                                                    Page 7 of 7

4.40  The amount of Investor Principal Collections treated as Shared Principal
      Collections for the Due Period.                                           $897,884,675.15

4.41  The amount of Excess Interest Collections for the Due Period
      Allocated to other Series.                                                          $0.00

4.42  The amount of Investor Principal Collections treated as Shared
      Principal Collections for the Due Period allocated to Other
      Series.                                                                             $0.00

4.43  The percentages and all other information calculated pursuant to
      Sections 6.01 of the Supplement.                                                      N/A

4.44  The amount of Remaining Available Seller's Principal Collections
      for the Due Period.                                                                 $0.00

4.45  The amount of Series 2000-1 Shared Seller's Principal Collections
      for the Due Period.                                                       $107,147,161.54

4.46  The aggregate amount of Shared Seller's Principal Collections
      from Other Series for the Due Period.                                               $0.00

4.47  The amount of all Shared Seller's Principal Collections allocated
      to Series 2000-1 for the Due Period.                                                $0.00

4.48  The aggregate amount of all Shared Seller's Principal Collections
      allocated to Other Series for the Due Period.                                       $0.00

4.49  The aggregate amount of all Early Distribution Amounts paid or
      deemed paid for the Distribution Period.                                            $0.00
