Form 10-K
period 2002-10-31
NAVISTAR FINANCIAL SECURITIES CORP
filed 2003-01-29
CIK 867961

                                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                             Washington, D.C.  20549

                                                    FORM 10-K

                           [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                         SECURITIES EXCHANGE ACT OF 1934

                                   For the fiscal year ended October 31, 2002

                                                       OR

                         [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                         SECURITIES EXCHANGE ACT OF 1934

                             For the transition period from __________ to__________
                                                   ----------
                                         Commission File Number 33-87374
                                                   ----------

                             NAVISTAR FINANCIAL SECURITIES CORPORATION on behalf of
                                   NAVISTAR FINANCIAL DEALER NOTE MASTER TRUST
                             (Exact name of Registrant as specified in its charter)

                           Delaware                                                   36-3731520
---------------------------------------------------------------    --------------------------------------------------
               (State or other jurisdiction of                     (IRS Employer Identification No.)
                incorporation or organization)

                     2850 West Golf Road
                  Rolling Meadows, Illinois                                              60008
---------------------------------------------------------------    --------------------------------------------------
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

                                                          PART I (continued)

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

         As of October 31,  2002,  the  combined  aggregate  principal  balance of Dealer Notes and  Investment  Securities  was $952.5
million.  Reference is made to Exhibit 13 for  additional  information  regarding  principal and interest  payments with respect to the
Investor Certificates and information regarding servicing compensation and other fees paid by the trusts during the fiscal year.

         As of October 31,  2002,  aggregate  principal  balance of Dealer  Notes and the Master  Trust  Seller's  Interest  was $801.5
million and $140.5 million, respectively.

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

           13(a)       -  Annual Summary of Servicer and Settlement Certificates    Series 1995-1

           13(b)       -  Annual Summary of Servicer and Settlement Certificates    Series 1997-1

           13(c)       -  Annual Summary of Servicer and Settlement Certificates    Series 1998-1

           13(d)       -  Annual Summary of Servicer and Settlement Certificates    Series 2000-1

      (b)  Reports on Form 8-K:

      The Registrant filed the following reports on Form 8-K during the three months ended October 31, 2002:

        (i)           Form 8-K dated June 30, 2002
        (ii)          Form 8-K dated July 31, 2002
        (iii)         Form 8-K dated September 30, 2002

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
                                        (Exact name of Registrant as specified in its charter)

        By:  /s/RONALD D. MARKLE                                                                  January 28, 2003
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
             Trustee on behalf of the Series 1997-1 Certificateholders.  Filed on Registration No. 333-30737.

10.5         Series  1998-1  Supplement  to the Pooling  and  Servicing  Agreement  dated as of July 17,  1998,  among  Navistar  Financial
             Corporation,  as Servicer, Navistar Financial Securities Corporation, as Seller, and The Bank of New York, as Master Trust
             Trustee on behalf of the Series 1998-1 Certificateholders.  Filed on Registration No. 333-30737.

10.6         Certificate  Purchase Agreement dated as of January 28, 2000, between Navistar Financial  Securities  Corporation,  as seller,
             Navistar Financial Corporation,  as Servicer,  Receivable Capital Corporation,  as the Conduit Purchaser, Bank of America,
             National  Association,  as  administrative  Agent for the  Purchasers,  and Bank of America,  National  Association,  as a
             Committed Purchaser filed on Form 8-K dated February 24, 2000.  Commission File No. 333-30737.

10.7         Series  2000-1  Supplement  to the Pooling  and  Servicing  Agreement  dated as of July 13,  2000,  among  Navistar  Financial
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
             Trustee on behalf of the Series 2000-1 Certificateholders.  Filed on Registration No. 333-32960.

                                                                                                                          Exhibit 13(a)
                                                                                                                            Page 1 of 7
                                              ANNUAL SERVICER AND SETTLEMENT CERTIFICATE

                                                       DEALER NOTE MASTER TRUST

                                                         CLASS A, DEALER NOTE
                                                       ASSET BACKED CERTIFICATES
                                                             SERIES 1995-1

Under the Series 1995-1 Supplement dated as of June 8, 1995 (the  "Supplement") by and among Navistar Financial  Corporation,  ("NFC"),
Navistar  Financial  Securities  Corporation  ("NFSC") and The Bank of New York, as trustee (the "Master Trust Trustee") to the Pooling and Serving  Agreement  dated as of June 8, 1995 (as amended and  supplemented,  the  "Agreement")  by and among NFC,  NFSC, the Master
Trust  Trustee  and The Chase  Manhattan  Bank,  as 1990  Trust  Trustee,  the Master  Trust  Trustee is  required  to prepare  certain information each month regarding  current  distributions to certain accounts and payments to Series 1995-1  Certificateholders  as well as the  performance  of the Master  Trust during the  previous  month.  An annual  aggregation  of such monthly  reports for the period
November 1, 2001  through  October 31, 2002 with  respect to  distributions  and  performance  of the Master  Trust is set forth below.
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

1.        NFC is Servicer under the Agreement.

2.        The undersigned is a Servicing Officer

3.        Master Trust Information for the period of November 1, 2001 through October 31, 2002:

          3.1        The amount of the Advance, if any, for the Due Period
                                                                                                           $312,903.79

          3.2        The amount of NITC Finance Charges for the Due Period
                                                                                                        $23,012,281.61

          3.3        The average daily balance of Dealer Notes outstanding during the
                     Due Period                                                                        $728,916,833.26

          3.4        The total amount of Advance Reimbursements for the Due Period
                                                                                                                 $0.00

                                                                                                                          Exhibit 13(a)
                                                                                                                            Page 2 of 7

          3.5        The aggregate principal amount of Dealer Notes repaid during the
                     Due Period.                                                                     $2,926,126,679.59

          3.6        The aggregate principal amount of Dealer Notes purchased by the
                     Master Trust during the Due Period.
                                                                                                     $2,930,254,003.76

          3.7        The amount of the Servicing Fee for the Due Period.
                                                                                                         $7,316,014.98

          3.8        The average daily Master Trust Seller's Interest during the Due
                     Period.                                                                           $140,486,470.31

          3.9        The Master Trust Seller's Interest as of the Distribution Date
                     (after giving effect to the transactions set forth in Article IV of the Supplement).
                                                                                                       $140,486,470.31

          3.10       The aggregate amount of Collections for the Due Period.
                                                                                                     $5,628,675,802.73

          3.11       The aggregate amount of Finance Charge Collections for the Due
                     Period.                                                                            $47,987,236.73

          3.12       The aggregate amount of Principal Collections for the Due Period.
                                                                                                     $5,580,688,566.00

          3.13       The amount of Dealer Note Losses for the Due Period.
                                                                                                           $161,341.79

          3.14       The aggregate amount of Dealer Notes as of the last day of the Due
                     Period.                                                                           $801,485,655.44

          3.15       The aggregate amount of funds on deposit in the Excess Funding
                     Account as of the end of the last day of the Due Period (after giving effect to the transactions set forth in Article IV of the
                     Supplement and Article IV of the Agreement.

                                                                                                       $151,247,542.21

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
                                                                                                              $8,842,447.56

          3.18      The Dealers with the five largest aggregate outstanding principal amounts of
                    Dealer Notes in the Master Trust as of the end of the Due Period.
                    i)       Nalley Motor Trucks
                    ii)      City Intl Trucks Inc
                    iii)     Prairie International
                    iv)      Southland Int'l Trks
                    v)       Southwest Intl Trks Inc

          3.19      Aggregate amount of delinquent principal payments (past due greater than 30 days) as a percentage of the total principal amount outstanding, as of the end of the Due Period.
                                                                                                                      0.53%

4.        Series 1995-1 Information for the period of November 1, 2001 through October 31, 2002

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
                                                                                                       $200,000,000.00

       4.8       The amount of Series Allocable Dealer Notes Losses for the Due Period.
                                                                                                            $42,568.12

       4.9       The amount of Series Allocable Finance Charge Collections for the Due
                 Period.                                                                                $12,113,550.78

       4.10      The amount of Series Allocable Principal Collections for the Due
                 Period.                                                                             $1,408,684,988.48
       4.11      The amount of Series Principal Account Losses for the Due Period.
                                                                                                                 $0.00

       4.12      The amount of Investor Dealer Note Losses for the Due Period.
                                                                                                            $35,441.25

       4.13      The amount of Investor Finance Charge Collections for the Due Period.
                                                                                                        $10,072,743.30

       4.14      The amount of Investor Principal Collections for the Due Period.
                                                                                                     $1,171,443,836.34

       4.15      The amount of Available Certificateholder's Interest Collections for the
                 Due Period.                                                                            $11,099,373.40

       4.16      The amount of Series 1995-1 Shared Principal Collections for the Due
                 Period.                                                                             $1,171,443,836.34

       4.17      The aggregate amount of the Series 1995-1 Principal Shortfall, if any,
                 for the Due Period.                                                                             $0.00

       4.18      The Seller's Percentage for the Due Period.                                                    16.85%

                                                                                                                          Exhibit 13(a)
                                                                                                                            Page 5 of 7

          4.19      The Excess Seller's Percentage for the Due Period.                                           2.70%

          4.20      The aggregate amount of Seller's Principal Collections for the Due
                    Period.                                                                            $237,276,593.40

          4.21      The amount of Available Seller's Finance Charge Collections for the Due
                    Period.                                                                              $2,077,504.54

          4.22      The aggregate amount of Available Seller's Principal Collections for the
                    Due Period.                                                                        $199,257,331.81

          4.23      The aggregate amount of Excess Seller's Principal Collections for the
                    Due Period.                                                                         $38,019,161.60

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
                                                                                                        $39,546,233.59

          4.26      The Series 1995-1 Allocation Percentage for the Due Period.
                                                                                                                25.24%

          4.27      The Floating Allocation Percentage for the Due Period.
                                                                                                                83.15%

          4.28      The Principal Allocation Percentage, if applicable, for the Due Period.
                                                                                                                   N/A

          4.29      The total amount to be distributed on the Series 1995-1 Certificates on
                    the Distribution Date.                                                               $5,945,060.17

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
                                                                                                         $4,373,952.56

          4.32      The Draw Amount as of the Transfer Date.                                                     $0.00

          4.33      The amount of Investor Charge-Offs as of the Transfer Date.
                                                                                                                 $0.00

                                                                                                                          Exhibit 13(a)
                                                                                                                            Page 6 of 7

          4.34      The amount of reimbursement of Investor Charge-Offs as of the Transfer
                    Date.                                                                                        $0.00

          4.35      The amount of the Investor Servicing Fee to be paid on such Distribution
                    Date.                                                                                $1,535,666.35

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
                                                                                                                   N/A

                                                                                                                          Exhibit 13(a)
                                                                                                                            Page 7 of 7

                    d.  The rating of each such Eligible Investment.                                               N/A

          4.41      The amount of Excess Interest Collections for the Due Period.
                                                                                                         $5,154,313.24

          4.42      The amount of Investor Principal Collections treated as Shared
                    Principal Collections for the Due Period.                                        $1,171,443,836.34

          4.43      The amount of Excess Interest Collections for the Due Period
                    allocated to other Series.                                                                   $0.00

          4.44      The amount of Investor Principal Collections treated as Shared
                    Principal Collections for the Due Period allocated to Other Series.
                                                                                                                 $0.00

          4.45      The percentages and all other information calculated pursuant to
                    Sections 6.01 and 7.01 of the Supplement.
                                                                                                                   N/A

          4.46      The amount of Remaining Available Seller's Principal Collections for
                    the Due Period.                                                                              $0.00

          4.47      The amount of Series 1995-1 Shared Seller's Principal Collections for
                    the Due Period.                                                                    $237,304,001.14

          4.48      The aggregate amount of Shared Seller's Principal Collections from
                    Other Series for the Due Period.                                                             $0.00

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
                                                                                                                 $0.00

                                                                                                                          Exhibit 13(b)
                                                                                                                            Page 1 of 7

                                              ANNUAL SERVICER AND SETTLEMENT CERTIFICATE

                                                       DEALER NOTE MASTER TRUST

                                                         CLASS A, DEALER NOTE
                                                       ASSET BACKED CERTIFICATES
                                                             SERIES 1997-1

Under the Series  1997-1  Supplement  dated as of August 19,  1997 (the  "Supplement")  by and among  Navistar  Financial  Corporation,
("NFC"),  Navistar Financial  Securities  Corporation ("NFSC") and The Bank of New York, as trustee (the "Master Trust Trustee") to the
Pooling and Servicing  Agreement dated as of June 8, 1995 (as amended and  supplemented,  the  "Agreement") by and among NFC, NFSC, the
Master Trust Trustee and The Chase  Manhattan  Bank,  as 1990 Trust  Trustee,  the Master Trust Trustee is required to prepare  certain information each month regarding  current  distributions to certain accounts and payments to Series 1997-1  Certificateholders  as well as the  performance  of the Master  Trust during the  previous  month.  An annual  aggregation  of such monthly  reports for the period
November 1, 2001 through October 31, 2002 with respect to  distributions  and  performance of the Trust is set forth below.  Certain of the  information  is  presented  on the basis of an  original  principal  amount of $1,000  per  Investor  Certificate.  Certain  other information  is presented  based on the  aggregate  amounts for the Master Trust as a whole.  Capitalized  terms used but not otherwise defined herein shall have the meanings assigned to such terms in the Agreement and the Supplement.

1.        NFC is Servicer under the Agreement.

2.        The undersigned is a Servicing Officer

3.        Master Trust Information for the period of November 1, 2001 through October 31, 2002:

          3.1       The amount of the Advance, if any, for the Due Period
                                                                                                         $312,903.79

          3.2       The amount of NITC Finance Charges for the Due Period
                                                                                                      $23,012,281.61

          3.3       The average daily balance of Dealer Notes outstanding during the
                    Due Period                                                                       $728,916,833.26

          3.4       The total amount of Advance Reimbursements for the Due Period
                                                                                                               $0.00

                                                                                                                          Exhibit 13(b)
                                                                                                                            Page 2 of 7

          3.5       The aggregate principal amount of Dealer Notes repaid during the
                    Due Period.                                                                    $2,926,126,679.59

          3.6       The aggregate principal amount of Dealer Notes purchased by the
                    Master Trust during the Due Period.
                                                                                                   $2,930,254,003.76

          3.7       The amount of the Servicing Fee for the Due Period.
                                                                                                       $7,316,014.98

          3.8       The average daily Master Trust Seller's Interest during the Due
                    Period.                                                                          $140,486,470.31

          3.9       The Master Trust Seller's Interest as of the Distribution Date
                    (after giving effect to the transactions set forth in Article IV of the Supplement).
                                                                                                     $140,486,470.31

          3.10      The aggregate amount of Collections for the Due Period.
                                                                                                   $5,628,675,802.73

          3.11      The aggregate amount of Finance Charge Collections for the Due
                    Period.                                                                           $47,987,236.73

          3.12      The aggregate amount of Principal Collections for the Due Period.
                                                                                                   $5,580,688,566.00

          3.13      The amount of Dealer Note Losses for the Due Period.
                                                                                                         $161,341.79

          3.14      The aggregate amount of Dealer Notes as of the last day of the Due
                    Period.                                                                          $801,485,655.44

          3.15      The aggregate amount of funds on deposit in the Excess Funding
                    Account as of the end of the last day of the Due Period (after giving effect to the transactions set forth in Article IV of the
                    Supplement and Article IV of the Agreement.

                                                                                                     $151,247,542.21

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
                                                                                                       $8,842,447.56

          3.18      The Dealers with the five largest aggregate outstanding principal amounts of Dealer Notes in the Master Trust as of the end of the
                    Due Period.
                    i)       Nalley Motor Trucks
                    ii)      City Intl Trucks Inc
                    iii)     Prairie International
                    v)       Southland Int'l Trks
                    v)       Southwest Intl Trks Inc

          3.19      Aggregate amount of delinquent principal payments (past due greater than 30 days) as a percentage of the total principal amount outstanding, as of the end of the Due Period.
                                                                                                               0.53%

4.        Series 1997-1 Information for the period of November 1, 2001 through October 31, 2002

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
                    Supplement and to the payments made on the Distribution Date).

                                                                                                     $200,000,000.00

          4.7       The amount of Series Allocable Dealer Notes Losses for the Due
                    Period.                                                                               $42,086.43

          4.8       The amount of Series Allocable Finance Charge Collections for the
                    Due Period.                                                                       $11,956,516.60

          4.9       The amount of Series Allocable Principal Collections for the Due
                    Period.                                                                        $1,390,507,521.79

          4.10      The amount of Series Principal Account Losses for the Due Period.
                                                                                                               $0.00

          4.11      The amount of Investor Dealer Note Losses for the Due Period.
                                                                                                          $35,441.36

          4.12      The amount of Investor Finance Charge Collections for the Due
                    Period.                                                                           $10,072,802.64

          4.13      The amount of Investor Principal Collections for the Due Period.
                                                                                                   $1,171,450,777.78

          4.14      The amount of Available Certificateholder's Interest Collections
                    for the Due Period.                                                               $11,105,290.24

          4.15      The amount of Series 1997-1 Shared Principal Collections for the
                    Due Period.                                                                    $1,171,450,777.78

          4.16      The aggregate amount of the Series 1997-1 Principal Shortfall, if any, for the Due Period.
                                                                                                               $0.00

          4.17      The Seller's Percentage for the Due Period.                                               15.76%

          4.18      The Excess Seller's Percentage for the Due Period.
                                                                                                               2.70%

          4.19      The aggregate amount of Seller's Principal Collections for the Due
                    Period.                                                                          $219,092,185.39

                                                                                                                          Exhibit 13(b)
                                                                                                                            Page 5 of 7

          4.20      The amount of Available Seller's Finance Charge Collections for
                    the Due Period.                                                                    $1,919,928.27

          4.21      The aggregate amount of Available Seller's Principal Collections
                    for the Due Period.                                                              $181,561,791.95

          4.22      The aggregate amount of Excess Seller's Principal Collections for
                    the Due Period                                                                    $37,530,393.43

          4.23      The Controlled Amortization Amount, if applicable, for the Due
                    Period.                                                                                    $0.00

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
                                                                                                      $37,000,000.00

          4.25      The Series 1997-1 Allocation Percentage for the Due Period.
                                                                                                              24.92%

          4.26      The Floating Allocation Percentage for the Due Period.
                                                                                                              84.25%

          4.27      The Principal Allocation Percentage, if applicable, for the Due
                    Period.                                                                                      N/A

          4.28      The total amount, if any, to be distributed on the Series 1997-1
                    Certificates on the Distribution Date.
                                                                                                       $5,641,735.57

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
                                                                                                       $4,070,619.23

          4.31      The Draw Amount as of the Transfer Date.                                                   $0.00

          4.32      The amount of Investor Charge-Offs as of the Transfer Date.
                                                                                                               $0.00

          4.33      The amount of reimbursement of Investor Charge-Offs as of the
                    Transfer Date.                                                                             $0.00

                                                                                                                          Exhibit 13(b)
                                                                                                                            Page 6 of 7

          4.34      The amount of the Investor Servicing Fee to be paid on such
                    Distribution Date.                                                                 $1,535,674.98

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

                    c.  The rate of interest applicable to each such Eligible
                           Investment.                                                                           N/A

                    d.  The rating of each such Eligible Investment.                                             N/A

          4.39      The amount of Excess Interest Collections for the Due Period.
                                                                                                       $5,463,554.66

                                                                                                                          Exhibit 13(b)
                                                                                                                            Page 7 of 7

          4.40      The amount of Investor Principal Collections treated as Shared
                    Principal Collections for the Due Period.
                                                                                                   $1,171,450,777.78

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

          4.42      The amount of Investor Principal Collections treated as Shared
                    Principal Collections for the Due Period allocated to Other Series.
                                                                                                               $0.00

          4.43      The percentages and all other information calculated pursuant to
                    Sections 6.01 of the Supplement.                                                             N/A

          4.44      The amount of Remaining Available Seller's Principal Collections
                    for the Due Period.                                                                        $0.00

          4.45      The amount of Series 1997-1 Shared Seller's Principal Collections
                    for the Due Period.                                                              $219,092,185.39

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
                                                                                                               $0.00

                                                                                                                          Exhibit 13(c)
                                                                                                                            Page 1 of 7

                                              ANNUAL SERVICER AND SETTLEMENT CERTIFICATE

                                                       DEALER NOTE MASTER TRUST

                                                         CLASS A, DEALER NOTE
                                                       ASSET BACKED CERTIFICATES
                                                             SERIES 1998-1

Under the Series 1998-1 Supplement dated as of July 17, 1998 (the "Supplement") by and among Navistar Financial  Corporation,  ("NFC"),
Navistar  Financial  Securities  Corporation  ("NFSC") and The Bank of New York, as trustee (the "Master Trust Trustee") to the Pooling and Servicing  Agreement  dated as of June 8, 1995 (as amended and  supplemented,  the  "Agreement") by and among NFC, NFSC, the Master
Trust  Trustee  and The Chase  Manhattan  Bank,  as 1990  Trust  Trustee,  the Master  Trust  Trustee is  required  to prepare  certain information each month regarding  current  distributions to certain accounts and payments to Series 1998-1  Certificateholders  as well as the  performance  of the Master  Trust during the  previous  month.  An annual  aggregation  of such monthly  reports for the period
November 1, 2001 through October 31, 2002 with respect to  distributions  and  performance of the Trust is set forth below.  Certain of the  information  is  presented  on the basis of an  original  principal  amount of $1,000  per  Investor  Certificate.  Certain  other information  is presented  based on the  aggregate  amounts for the Master Trust as a whole.  Capitalized  terms used but not otherwise defined herein shall have the meanings assigned to such terms in the Agreement and the Supplement.

1.         NFC is Servicer under the Agreement.

2.         The undersigned is a Servicing Officer

3.         Master Trust Information for the period of November 1,2001 through October 31, 2002:

           3.1      The amount of the Advance, if any, for the Due Period
                                                                                                          $312,903.79

           3.2      The amount of NITC Finance Charges for the Due Period
                                                                                                       $23,012,281.61

           3.3      The average daily balance of Dealer Notes outstanding during the Due
                    Period                                                                            $728,916,833.26

           3.4      The total amount of Advance Reimbursements for the Due Period
                                                                                                                $0.00

                                                                                                                          Exhibit 13(c)
                                                                                                                            Page 2 of 7

           3.5      The aggregate principal amount of Dealer Notes repaid during the
                    Due Period.                                                                     $2,926,126,679.59

           3.6      The aggregate principal amount of Dealer Notes purchased by the
                    Master Trust during the Due Period.
                                                                                                    $2,930,254,003.76

           3.7      The amount of the Servicing Fee for the Due Period.
                                                                                                        $7,316,014.98

           3.8      The average daily Master Trust Seller's Interest during the Due
                    Period.                                                                           $140,486,470.31

           3.9      The Master Trust Seller's Interest as of the Distribution Date
                    (after giving effect to the transactions set forth in Article IV of the Supplement).
                                                                                                      $140,486,470.31

           3.10     The aggregate amount of Collections for the Due Period.
                                                                                                    $5,628,675,802.73

           3.11     The aggregate amount of Finance Charge Collections for the Due
                    Period.                                                                            $47,987,236.73

           3.12     The aggregate amount of Principal Collections for the Due Period.
                                                                                                    $5,580,688,566.00

           3.13     The amount of Dealer Note Losses for the Due Period.
                                                                                                          $161,341.79

           3.14     The aggregate amount of Dealer Notes as of the last day of the Due
                    Period.                                                                           $801,485,655.44

           3.15     The aggregate amount of funds on deposit in the Excess Funding
                    Account as of the end of the last day of the Due Period (after giving effect to the transactions set forth in Article IV of the
                    Supplement and Article IV of the Agreement.

                                                                                                      $151,247,542.21

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
                                                                                                        $8,842,447.56

           3.18     The Dealers with the five largest aggregate outstanding principal amounts of Dealer Notes in the Master Trust as of the end of the Due
                    Period.
                    i)       Nalley Motor Trucks
                    ii)      City Intl Trucks Inc
                    iii)     Prairie International
                    vi)      Southland Int'l Trks
                    v)       Southwest Intl Trks Inc

           3.19     Aggregate amount of delinquent principal payments (past due greater than 30 days) as a percentage of the total principal amount outstanding, as of the end of the Due Period.
                                                                                                                0.53%

4.         Series 1998-1 Information for the period of November 1, 2001 through October 31, 2002

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

                                                                                                      $200,000,000.00

           4.7      The amount of Series Allocable Dealer Notes Losses for the Due
                    Period.                                                                                $42,086.43

           4.8      The amount of Series Allocable Finance Charge Collections for the
                    Due Period.                                                                        $11,956,516.60

           4.9      The amount of Series Allocable Principal Collections for the Due
                    Period.                                                                         $1,390,507,521.79

           4.10     The amount of Series Principal Account Losses for the Due Period.
                                                                                                                $0.00

           4.11     The amount of Investor Dealer Note Losses for the Due Period.
                                                                                                           $35,441.36

           4.12     The amount of Investor Finance Charge Collections for the Due Period.
                                                                                                       $10,072,802.64

           4.13     The amount of Investor Principal Collections for the Due Period.
                                                                                                    $1,171,450,777.78

           4.14     The amount of Available Certificateholder's Interest Collections for
                    the Due Period.                                                                    $11,105,290.24

           4.15     The amount of Series 1998-1 Shared Principal Collections for the Due
                    Period.                                                                         $1,171,450,777.78

           4.16     The aggregate amount of the Series 1998-1 Principal Shortfall, if any, for the Due Period.
                                                                                                                $0.00

           4.17     The Seller's Percentage for the Due Period.                                                15.76%

           4.18     The Excess Seller's Percentage for the Due Period.
                                                                                                                2.70%

           4.19     The aggregate amount of Seller's Principal Collections for the Due
                    Period.                                                                           $219,092,185.39

                                                                                                                          Exhibit 13(c)
                                                                                                                            Page 5 of 7

           4.20     The amount of Available Seller's Finance Charge Collections for
                    the Due Period.                                                                    $1,919,928.27

           4.21     The aggregate amount of Available Seller's Principal Collections
                    for the Due Period.                                                              $181,561,791.95

           4.22     The aggregate amount of Excess Seller's Principal Collections for
                    the Due Period                                                                    $37,530,393.43

           4.23     The Controlled Amortization Amount, if applicable, for the Due
                    Period.                                                                                    $0.00

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

                                                                                                      $37,000,000.00

           4.25     The Series 1998-1 Allocation Percentage for the Due Period.
                                                                                                              24.92%

           4.26     The Floating Allocation Percentage for the Due Period.
                                                                                                              84.25%

           4.27     The Principal Allocation Percentage, if applicable, for the Due
                    Period.                                                                                      N/A

           4.28     The total amount, if any, to be distributed on the Series 1998-1
                    Certificates on the Distribution Date.
                                                                                                       $5,661,957.79

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
                                                                                                       $4,090,841.45

           4.31     The Draw Amount as of the Transfer Date.                                                   $0.00

           4.32     The amount of Investor Charge-Offs as of the Transfer Date.
                                                                                                               $0.00

           4.33     The amount of reimbursement of Investor Charge-Offs as of the
                    Transfer Date.                                                                             $0.00

                                                                                                                          Exhibit 13(c)
                                                                                                                            Page 6 of 7

           4.34     The amount of the Investor Servicing Fee to be paid on such
                    Distribution Date.                                                                 $1,535,674.98

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

                    c.  The rate of interest applicable to each such Eligible
                           Investment.                                                                           N/A

                    d.  The rating of each such Eligible Investment.                                             N/A

           4.39     The amount of Excess Interest Collections for the Due Period.
                                                                                                       $5,443,332.44

                                                                                                                          Exhibit 13(c)
                                                                                                                            Page 7 of 7

           4.40     The amount of Investor Principal Collections treated as Shared
                    Principal Collections for the Due Period.
                                                                                                   $1,171,450,777.78

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

           4.43     The percentages and all other information calculated pursuant to
                    Sections 6.01 of the Supplement.
                                                                                                                 N/A

           4.44     The amount of Remaining Available Seller's Principal Collections
                    for the Due Period.                                                                        $0.00

           4.45     The amount of Series 1998-1 Shared Seller's Principal Collections
                    for the Due Period.                                                              $219,092,185.39

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
                                                                                                               $0.00

                                                                                                                          Exhibit 13(d)
                                                                                                                            Page 1 of 7

                                              ANNUAL SERVICER AND SETTLEMENT CERTIFICATE

                                                       DEALER NOTE MASTER TRUST

                                                    CLASS A and CLASS B DEALER NOTE
                                                       ASSET BACKED CERTIFICATES
                                                             SERIES 2000-1

Under the Series 2000-1 Supplement dated as of July 13, 2000 (the "Supplement") by and among Navistar Financial  Corporation,  ("NFC"),
Navistar  Financial  Securities  Corporation  ("NFSC") and The Bank of New York, as trustee (the "Master Trust Trustee") to the Pooling and Servicing  Agreement  dated as of June 8, 1995 (as amended and  supplemented,  the  "Agreement") by and among NFC, NFSC, the Master
Trust  Trustee  and The Chase  Manhattan  Bank,  as 1990  Trust  Trustee,  the Master  Trust  Trustee is  required  to prepare  certain information each month regarding  current  distributions to certain accounts and payments to Series 2000-1  Certificateholders  as well as the  performance  of the Master  Trust during the  previous  month.  An annual  aggregation  of such monthly  reports for the period
November 1, 2001 through October 31, 2002 with respect to  distributions  and  performance of the Trust is set forth below.  Certain of the  information  is  presented  on the basis of an  original  principal  amount of $1,000  per  Investor  Certificate.  Certain  other information  is presented  based on the  aggregate  amounts for the Master Trust as a whole.  Capitalized  terms used but not otherwise defined herein shall have the meanings assigned to such terms in the Agreement and the Supplement.

1.         NFC is Servicer under the Agreement.

2.         The undersigned is a Servicing Officer

3.         Master Trust Information for the period of November 1, 2001 through October 31, 2002:

           3.1      The amount of the Advance, if any, for the Due Period
                                                                                                          $312,903.79

           3.2      The amount of NITC Finance Charges for the Due Period
                                                                                                       $23,012,281.61

           3.3      The average daily balance of Dealer Notes outstanding during the Due
                    Period                                                                            $728,916,833.26

           3.4      The total amount of Advance Reimbursements for the Due Period
                                                                                                                $0.00

                                                                                                                          Exhibit 13(d)
                                                                                                                            Page 2 of 7

           3.5      The aggregate principal amount of Dealer Notes repaid during the Due
                    Period.                                                                         $2,926,126,679.59

           3.6      The aggregate principal amount of Dealer Notes purchased by the
                    Master Trust during the Due Period.
                                                                                                    $2,930,254,003.76

           3.7      The amount of the Servicing Fee for the Due Period.
                                                                                                        $7,316,014.98

           3.8      The average daily Master Trust Seller's Interest during the Due
                    Period.                                                                           $140,486,470.31

           3.9      The Master Trust Seller's Interest as of the Distribution Date
                    (after giving effect to the transactions set forth in Article IV of the Supplement).
                                                                                                      $140,486,470.31

           3.10     The aggregate amount of Collections for the Due Period.
                                                                                                    $5,628,675,802.73

           3.11     The aggregate amount of Finance Charge Collections for the Due
                    Period.                                                                            $47,987,236.73

           3.12     The aggregate amount of Principal Collections for the Due Period.
                                                                                                    $5,580,688,566.00

           3.13     The amount of Dealer Note Losses for the Due Period.
                                                                                                          $161,341.79

           3.14     The aggregate amount of Dealer Notes as of the last day of the Due
                    Period.                                                                           $801,485,655.44

           3.15     The aggregate amount of funds on deposit in the Excess Funding
                    Account as of the end of the last day of the Due Period (after giving effect to the transactions set forth in Article IV of the
                    Supplement and Article IV of the Agreement.

                                                                                                      $151,247,542.21

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
                                                                                                        $8,842,447.56

           3.18     The Dealers with the five largest aggregate outstanding principal amounts of Dealer Notes in the Master Trust as of the end of the Due
                    Period.
                    i)       Nalley Motor Trucks
                    ii)      City Intl Trucks Inc
                    iii)     Prairie International
                    vii)     Southland Int'l Trks
                    v)       Southwest Intl Trks Inc

           3.19     Aggregate amount of delinquent principal payments (past due greater than 30 days) as a percentage of the total principal amount outstanding, as of the end of the Due Period.
                                                                                                                0.53%

4.         Series 2000-1 Information for the period of November 1, 2001 through October 31, 2002

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

                                                                                                      $212,000,000.00

           4.7      The amount of Series Allocable Dealer Notes Losses for the Due
                    Period.                                                                                $42,100.96

           4.8      The amount of Series Allocable Finance Charge Collections for the
                    Due Period.                                                                        $11,960,660.07

           4.9      The amount of Series Allocable Principal Collections for the Due
                    Period.                                                                         $1,390,989,337.98

           4.10     The amount of Series Principal Account Losses for the Due Period.
                                                                                                                $0.00

           4.11     The amount of Investor Dealer Note Losses for the Due Period.
                                                                                                           $37,567.25

           4.12     The amount of Investor Finance Charge Collections for the Due Period.
                                                                                                       $10,677,117.96

           4.13     The amount of Investor Principal Collections for the Due Period.
                                                                                                    $1,241,732,402.12

           4.14     The amount of Available Certificateholder's Interest Collections for
                    the Due Period.                                                                    $11,712,569.21

           4.15     The amount of Series 2000-1 Shared Principal Collections for the Due
                    Period.                                                                         $1,241,732,402.12

           4.16     The aggregate amount of the Series 2000-1 Principal Shortfall, if any, for the Due Period.
                                                                                                                $0.00

           4.17     The Seller's Percentage for the Due Period.                                                10.77%

           4.18     The Excess Seller's Percentage for the Due Period.
                                                                                                                2.74%

           4.19     The aggregate amount of Seller's Principal Collections for the Due
                    Period.                                                                           $149,294,503.07

                                                                                                                          Exhibit 13(d)
                                                                                                                            Page 5 of 7

           4.20     The amount of Available Seller's Finance Charge Collections for
                    the Due Period.                                                                    $1,319,761.27

           4.21     The aggregate amount of Available Seller's Principal Collections
                    for the Due Period.                                                              $111,750,773.75

           4.22     The aggregate amount of Excess Seller's Principal Collections for
                    the Due Period                                                                    $37,543,729.30

           4.23     The Controlled Amortization Amount, if applicable, for the Due
                    Period.                                                                                    $0.00

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

                                                                                                      $25,440,000.00

           4.25     The Series 2000-1 Allocation Percentage for the Due Period.
                                                                                                              24.94%

           4.26     The Floating Allocation Percentage for the Due Period.
                                                                                                              89.24%

           4.27     The Principal Allocation Percentage, if applicable, for the Due
                    Period.                                                                                    0.00%

           4.28     The total amount, if any, to be distributed on the Series 2000-1
                    Certificates on the Distribution Date.
                                                                                                       $6,230,986.75

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
                                                                                                       $4,565,611.93

           4.31     The Draw Amount as of the Transfer Date.                                                   $0.00

           4.32     The amount of Investor Charge-Offs as of the Transfer Date.
                                                                                                               $0.00

           4.33     The amount of reimbursement of Investor Charge-Offs as of the
                    Transfer Date.                                                                             $0.00

                                                                                                                          Exhibit 13(d)
                                                                                                                            Page 6 of 7

           4.34     The amount of the Investor Servicing Fee to be paid on such
                    Distribution Date.                                                                 $1,627,807.58

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

                    c.  The rate of interest applicable to each such Eligible
                           Investment.                                                                           N/A

                    d.  The rating of each such Eligible Investment.                                             N/A

           4.39     The amount of Excess Interest Collections for the Due Period.
                                                                                                       $5,434,937.62

                                                                                                                          Exhibit 13(d)
                                                                                                                            Page 7 of 7

           4.40     The amount of Investor Principal Collections treated as Shared
                    Principal Collections for the Due Period.
                                                                                                   $1,241,723,405.43

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

           4.43     The percentages and all other information calculated pursuant to
                    Sections 6.01 of the Supplement.
                                                                                                                 N/A

           4.44     The amount of Remaining Available Seller's Principal Collections
                    for the Due Period.                                                                        $0.00

           4.45     The amount of Series 2000-1 Shared Seller's Principal Collections
                    for the Due Period.                                                              $149,293,425.07

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