Form 10-K/A
period 2002-10-31
NAVISTAR FINANCIAL SECURITIES CORP
filed 2003-10-16
CIK 867961

                                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                             Washington, D.C.  20549

                                                    FORM 10-K/A

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

      The Master  Trust was formed  pursuant to a Pooling and  Servicing  Agreement  dated as of June 8,
1995, among Navistar  Financial  Securities  Corporation,  as Seller (the "Seller"),  Navistar Financial
Corporation,  as Servicer,  and The Bank of New York,  as Master  Trust  Trustee.  On June 8, 1995,  the
1990 Trust issued  certificates  representing an undivided  interest in the 1990 Trust assets (the "1990
Trust  Certificates") in the amount of $207.9 million to the Master Trust,  which in turn, issued Series
1995-1  Certificates  in the amount of $200.0 million to the public.  On August 19, 1997, the 1990 Trust issued  1990 Trust  Certificates  in the amount of $200.0  million to the Master  Trust,  which in turn, issued  Series 1997-1  Certificates  to the public.  On July 17, 1998,  the 1990 Trust issued 1990 Trust
Certificates  in the amount of $200.0 million to the Master Trust,  which in turn,  issued Series 1998-1
Certificates  to the public.  On July 13, 2000,  the Master Trust issued  Series 2000-1 of Class A and B
Certificates in the amount of $200.0 million and $12.0 million to the public.

      Wholesale  dealer notes (the  "Dealer  Notes") and  security  interests  in the vehicles  financed thereby were  transferred  to the Master Trust in exchange for floating rate  pass-through  certificates
(the "Investor  Certificates"),  which were remarketed to the public.  Additional  Dealer Notes are sold on a daily  basis by the  Seller to the Master  Trust to  replace  those  Dealer  Notes  which have been liquidated or charged off as  uncollectible.  Accordingly,  the aggregate  amount of Dealer Notes in the
Master Trust will  fluctuate  from day to day as new Dealer Notes are generated  and as existing  Dealer
Notes are removed.

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

(b)            Reports on Form 8-K

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
                         (Exact name of Registrant as specified in its charter)

By:  /s/     Paul Martin                                                                       October 16, 2003
             Paul Martin
             Vice President and Controller
             (Principal Accounting Officer)

                                             APPENDIX INDEX

     APPENDIX

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
                            Series 1998-1

     13(d)            Annual Summary
                         -  Servicer and Settlement Certificates
                            Series 2000-1

                                                                                           Appendix 13(a)

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
                                                                                                                 $0.00

                                                                                           Appendix 13(b)

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
                                                                                                               $0.00

                                                                                           Appendix 13(c)

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
                                                                                                               $0.00

                                                                                           Appendix 13(d)

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
                                                                                                               $0.00

                                             EXHIBIT INDEX

     Exhibit No.

     3                Articles of Incorporation and By-Laws.

     10               Material Contracts.

     31               Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

     99.1             Management's Assertion Concerning Compliance.

     99.2             Independent Auditor's Report.

     99.3             Officer's Compliance Certificate.