Form 10-K
period 2003-10-31
NAVISTAR FINANCIAL SECURITIES CORP
filed 2004-01-29
CIK 867961

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended October 31, 2003

                                OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to__________
                            ----------
                  Commission File Number 33-87374
                            ----------

      NAVISTAR FINANCIAL SECURITIES CORPORATION on behalf of
            NAVISTAR FINANCIAL DEALER NOTE MASTER TRUST
      (Exact name of Registrant as specified in its charter)

        Delaware                               36-3731520
(State or other jurisdiction of     (IRS Employer Identification No.)
incorporation or organization)

          2850 West Golf Road                           60008
      Rolling Meadows, Illinois                      (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code (847)734-4000

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

--------------------------------------------------------------------------------

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
Financial  Corporation,  as Servicer  (the  "Servicer"),  and The
Bank of New York,  as Master Trust  Trustee  (the  "Master  Trust
Trustee").  On June 8, 1995,  the 1990 Trust issued  certificates representing  an  undivided  interest  in the 1990  Trust  assets
(the "1990 Trust  Certificates")  in the amount of $207.9 million to  the  Master  Trust  which,  in  turn,  issued  Series  1995-1
Certificates  in the amount of $200.0  million to the public.  On
August 19, 1997,  the 1990 Trust  issued 1990 Trust  Certificates in the amount of $200.0  million to the Master  Trust  which,  in turn,  issued Series 1997-1  Certificates to the public.  On July
17, 1998,  the 1990 Trust issued 1990 Trust  Certificates  in the amount of $200.0  million to the  Master  Trust  which,  in turn, issued  Series  1998-1  Certificates  to the public.  On July 13,
2000,  the Master  Trust  issued  Series  2000-1 of Class A and B
Certificates  in the amount of $200.0  million and $12.0 million, respectively,  to the  public.  On  July  10,  2003,  the  Master
Trust issued Series 2003-1 of Class A and B  Certificates  in the amount of $200.0  million  and $12.0  million,  respectively,  to the public.  As of July 31, 2003, the  Series 1997-1 Certificates
were redeemed and paid in full.

Wholesale   dealer  notes  (the  "Dealer   Notes")  and  security
interests in the vehicles  financed  thereby were  transferred to the  Master  Trust in  exchange  for cash.  The cash was  derived from  proceeds of the sale by the Master  Trust of floating  rate pass-through  certificates (the "Investor  Certificates"),  which were  remarketed  to the  public.  The  Seller  sells  additional
Dealer  Notes on a daily  basis to the  Master  Trust to  replace those daily  Dealer Notes that are  liquidated  or charged off as
uncollectible.   Accordingly,  the  aggregate  amount  of  Dealer
Notes in the Master Trust will  fluctuate  from day to day as new
Dealer  Notes are  generated  and as  existing  Dealer  Notes are removed.

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

--------------------------------------------------------------------------------
                             PART II

Item 5.    Market for the Registrant's  Common Equity and Related
Stockholder Matters

Not applicable.

Item 6.    Selected Financial Data

Not applicable.

Item 7.    Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations

As  of  October  31,  2003,  the  combined  aggregate   principal
balance of Dealer Notes and  Investment  Securities  was $1,069.0
million.   Reference  is  made  to  Exhibit  13  for   additional
information   regarding  principal  and  interest  payments  with
respect to the Investor  Certificates  and information  regarding servicing  compensation  and other fees paid by the trust  during the fiscal year.

As  of  October  31,  2003,  the  combined  aggregate   principal
balance of Dealer Notes and  Investment  Securities  allocated by the Master  Trust to Investor  Certificates  and the Master Trust
Seller's   Interest  was  $814.6  million  and  $254.4   million,
respectively.

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

        10   Material Contracts

        31   Certification   Pursuant   to  Section  302  of  The
             Sarbanes-Oxley Act of 2002.

        99.1 Management's Assertion Concerning Compliance.

        99.2 Independent Auditor's Report.

        99.3 Officer's Compliance Certificate.

    (b) Schedules

        The  Annual   Summary  of  the  Servicer  and  Settlement
        Certificates  listed  below is an  annualized  version of
        the  monthly  Servicer   Certificates   prepared  by  the
        Servicer.

        13(a)Annual Summary
             -  Servicer and Settlement  Certificates for Series 1995-1

        13(b)Annual Summary
             -  Servicer and Settlement  Certificates  for Series 1997-1

        13(c)Annual Summary
             -  Servicer and Settlement  Certificates  for Series 1998-1

        13(d)Annual Summary
             -  Servicer and Settlement  Certificates  for Series 2000-1

        13(e)Annual Summary
             -  Servicer and Settlement  Certificates  for Series 2003-1

(b)   Reports on Form 8-K

             The Registrant  filed the following  reports on Form
             8-K during the three months ended October 31, 2003:

        (i)  NFSC  filed  the  June   Servicer   and   Settlement
             Certificates on Form 8-K dated August 29, 2003.

        (ii) NFSC  filed  the  July   Servicer   and   Settlement
             Certificates on Form 8-K dated September 26, 2003.

       (iii) NFSC filed the August Servicer and Settlement  Certificates on Form 8-K dated October 10, 2003.

--------------------------------------------------------------------------------

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
     (Exact name of Registrant as specified in its charter)

 January 29, 2004                      By:  /s/PAUL MARTIN
                                               Paul Martin
                                               Vice President and Controller
                                              (Principal Accounting Officer)

================================================================================

                           Schedule 13(a)

           ANNUAL SERVICER AND SETTLEMENT CERTIFICATE

                    DEALER NOTE MASTER TRUST

                      CLASS A, DEALER NOTE
                    ASSET BACKED CERTIFICATES
                          SERIES 1995-1

Under  the  Series  1995-1  Supplement  dated as of June 8,  1995
(the  "Supplement") by and among Navistar  Financial  Corporation
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
2002 through October 31, 2003 with respect to  distributions  and
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

================================================================================

                           Schedule 13(a)

            ANNUAL SERVICER AND SETTLEMENT CERTIFICATE

                     DEALER NOTE MASTER TRUST

                       CLASS A, DEALER NOTE
                    ASSET BACKED CERTIFICATES,
                          SERIES 1995-1

  1 NFC is Servicer under the Agreement.

  3 Master Trust Information for the period of November 1, 2002 through
     October 31, 2003

3.1 The amount of the Advance, if any, for the Due Period           2,226,285.51

3.2 The amount of International Truck and Engine Corporation
    (ITEC) Finance Charges for the Due Period                      23,774,025.27

3.3 The average daily balance of Dealer Notes outstanding during
    the Due Period                                                830,615,087.39

3.4 The total amount of Advance Reimbursements for the Due                  0.00
    Period

3.5 The aggregate principal amount of Dealer Notes repaid       3,095,943,974.51
    during the Due Period

3.6 The aggregate principal amount of Dealer Notes purchased
    by during the Due Period                                    3,109,102,058.38

3.7 The amount of the Servicing Fee for the Due Period              8,355,866.05

3.8 The average daily Master Trust Seller's Interest during the
    Due Period                                                    151,363,974.75

3.9 The Master Trust Seller's Interest as of the Distribution
    Date (after giving effect to the transactions set forth in
    Article IV of the Supplement)                                144,955,492.19

3.10 The aggregate amount of Collections for the Due Period     5,104,212,234.43

3.11 The aggregate amount of Finance Charge Collections for the
     Due Period                                                    50,130,886.83

3.12 The aggregate amount of Principal Collections for the
     Due Period                                                 5,054,081,347.60

3.13 The amount of Dealer Note Losses for the Due Period              105,014.05

3.14 The aggregate amount of Dealer Notes as of the last day of
     the Due Period                                               814,643,739.31

3.15 The aggregate amount of funds on deposit in the Excess
     Funding Account as of the end of the last day of the
     Due Period (after giving effect to the transactions set
     forth in Article IV of the Supplement and Article IV
     of the Agreement)                                            254,497,039.45

3.16 Eligible Investments in the Excess Funding Account:
     a. The aggregate amount of funds invested in Eligible
        Investments                                               254,311,752.88
     b. Description of each Eligible Investment: JP Morgan Prime Money Market Fund
     c. The rate of interest applicable to each such
        Eligible Investment                                                0.91%
     d.  The rating of each such Eligible Investment                    AAAm/Aaa

3.17 The aggregate amount of Dealer Notes issued to finance
     OEM Vehicles, as of the end of the Due Period                 11,707,120.82

3.18 The Dealers with the five largest aggregate outstanding principal amounts of Dealer Notes in the Master Trust as of the end of the Due Period:
     i)    Southland Int'l Trks
     ii)   Lee-Smith Inc.
     iii)  Longhorn Bus Sales
     iv)   Wolfington Body Co Inc
     v)    Nalley Motor Trucks

3.19 Aggregate amount of delinquent principal payments (past due greater than 30 days) as a percentage of the total principal
     amount outstanding, as of the end of the Due Period                   0.28%

3.20 The aggregate amount of funds on deposit in the Servicer
     Transition Fee Account as of the end of the last day of the Due
     Period (after giving effect to the transactions set forth in
     Article IV of the Supplement) established on 7/10/03 for the
     benefit of the Master Trust Certificateholders                   100,077.72

3.21 Eligible Investments in the Servicer Transition Fee Account:
     a.  The aggregate amount of funds invested in Eligible
         Investments                                                  100,000.00
     b.  Description of each Eligible Investment: JP Morgan Prime Money Market Fund
     c.  The rate of interest applicable to each such Eligible
         Investment                                                        0.91%
     d.  The rating of each such Eligible Investment                    AAAm/Aaa

3.22 The aggregate amount of funds on deposit in the Servicer
     Transition Fee Account as of the Distribution Date (after giving effect to the transactions set forth in Article IV of the
     Supplement and to the payments made on the Distribution Date)    100,000.00

  4  Series 1995-1 Information for the period of November 1, 2002 through October 31, 2003

4.1  The Deficiency Amount as of the Transfer Date
     (after giving effect to the transactions set forth in
     Article IV of the Supplement)                                          0.00

4.2a The Maximum Subordinated Amount as of the Transfer Date
     (after giving effect to the transactions set forth in Article IV
     of the Supplement)                                            31,000,000.00

4.2b The Available Subordinated Amount as of the
     Transfer Date (after giving effect to the transactions
     set forth in Article IV of the Supplement)                    31,000,000.00

4.3  The Projected Spread for the following Distribution Period     2,500,000.00

4.4  The amount on deposit in the Spread Account as of
     the Transfer Date (after giving effect to the
     transactions set forth in Article IV of the Supplement)        2,500,000.00

4.5  The aggregate amount on deposit in the Liquidity
     Reserve Account as of the Transfer Date (after giving
     effect to the transactions  set forth in Article IV
     of the Supplement)                                                     0.00

4.6  The aggregate amount on deposit in the Negative
     Carry Reserve Fund as of the Transfer Date (after
     giving effect to the transactions set forth in
     Article IV of the Supplement)                                          0.00

4.7  The Invested Amount as of the Distribution
     Date (after giving effect to the transactions set forth
     in Article IV of the Supplement and to the
     payments made on the Distribution Date)                      200,000,000.00

4.8  The amount of Series Allocable Dealer Notes Losses
     for the Due Period                                                25,938.49

4.9  The amount of Series Allocable Finance Charge
     Collections for the Due Period                                11,639,820.54

4.10 The amount of Series Allocable Principal Collections
     for the Due Period                                         1,153,643,167.86

4.11 The amount of Series Principal Account Losses
     for the Due Period                                                     0.00

4.12 The amount of Investor Dealer Note Losses for
     the Due Period                                                    21,637.23

4.13 The amount of Investor Finance Charge Collections
     for the Due Period                                             9,956,529.42

4.14 The amount of Investor Principal Collections for
     the Due Period                                               986,514,738.65

4.15 The amount of Available Certificateholder's Interest
     Collections for the Due Period                                10,390,569.95

4.16 The amount of Series 1995-1 Shared Principal
     Collections for the Due Period                               986,514,738.65

4.17 The aggregate amount of the Series 1995-1 Principal
     Shortfall, if any, for the Due Period                                  0.00

4.18 The Seller's Percentage for the Due Period                           14.24%

4.19 The Excess Seller's Percentage for the Due Period                     2.05%

4.20 The aggregate amount of Seller's Principal Collections
     for the Due Period                                           167,150,066.45

4.21 The amount of Available Seller's Finance Charge
     Collections for the Due Period                                 1,791,067.85

4.22 The aggregate amount of Available Seller's Principal
     Collections for the Due Period                               142,137,472.76

4.23 The aggregate amount of Excess Seller's Principal
     Collections for the Due Period                                25,012,593.69

4.24 The Controlled Amortization Amount, if applicable,
     for the Due Period                                                     0.00

4.25 The Minimum Series 1995-1 Master Trust Seller's
     Interest as of the Distribution Date (after giving
     effect to the transactions set forth in Article IV
     of the Supplement)                                            38,487,242.97

4.26 The Series 1995-1 Allocation Percentage for
     the Due Period                                                       23.31%

4.27 The Floating Allocation Percentage for the
     Due Period                                                           85.76%

4.28 The Principal Allocation Percentage, if applicable,
     for the Due Period                                                    0.00%

4.29 The total amount to be distributed on the Series
     1995-1 Certificates on the Distribution Date                   4,809,658.46

4.30 The total amount, if any, to be distributed on the Series
     1995-1 Certificates on the Distribution Date
     allocable to the Invested Amount                                       0.00

4.31 The total amount, if any, to be distributed on
     the Series 1995-1 Certificates on the Distribution
     Date allocable to interest on the Series 1995-1
     Certificates                                                   3,127,483.39

4.32 The Draw Amount as of the Transfer Date                                0.00

4.33 The amount of Investor Charge-Offs as of
     Transfer Date                                                          0.00

4.34 The amount of reimbursement of Investor Charge-
     Offs as of the Transfer Date                                           0.00

4.35 The amount of the Investor Servicing Fee to be
     paid on such Distribution Date                                 1,660,537.84

4.36 The aggregate amount of funds on deposit in
     the Negative Carry Reserve Account  as of the end of
     the last day of the Due Period (after giving effect to the payments and adjustments made pursuant to Article
     IV of the Supplement and of the Agreement)                             0.00

4.37 The aggregate amount of funds on deposit in
     the Series Principal Account as of the end of the
     last day of the Due Period (after giving effect to the
     payments and adjustments made pursuant to Article
     IV of the Supplement and of the Agreement)                             0.00

4.38 The aggregate amount of funds on deposit in the
     Spread Account as of the end of the last day of
     the Due Period (after giving effect to payments and
     adjustments made pursuant to Article IV of the
     Supplement and the Agreement)                                  2,500,000.00

4.39 Eligible Investments in the Series Principal Account:
    a.  The aggregate amount of funds invested in
        Eligible Investments                                                0.00
    b.  Description of each Eligible Investment:                              NA
    c.  The rate of interest applicable to each such
        Eligible Investment                                             _______%
    d.  The rating of each such Eligible Investment                           NA

4.40 Eligible Investments in the Liquidity Reserve Account:
    a.  The aggregate amount of funds invested in
        Eligible Investments                                                0.00
    b.  Description of each Eligible Investment:                              NA
    c.  The rate of interest applicable to each such
        Eligible Investment                                             _______%
    d.  The rating of each such Eligible Investment                           NA

4.41 The amount of Excess Interest Collections for the Due Period   5,580,911.50

4.42 The amount of Investor Principal Collections treated
    as Shared Principal Collections for the Due Period            986,514,738.65

4.43 The amount of Excess Interest Collections for the
     Due Period allocated to other Series                                   0.00

4.44 The amount of Investor Principal Collections treated
     as Shared Principal Collections for the Due Period
     allocated to Other Series                                     11,463,828.69

4.45 The percentages and all other information calculated
     pursuant to Sections 6.01 and 7.01 of the Supplement        See Exhibit "A"

4.46 The amount of Remaining Available Seller's Principal
     Collections for the Due Period                                         0.00

4.47 The amount of Series 1995-1 Shared Seller's Principal
     Collections for the Due Period                               167,150,066.45

4.48 The aggregate amount of Shared Seller's Principal
     Collections from Other Series for the Due Period             270,577,094.14

4.49 The amount of all Shared Seller's Principal Collections
     allocated to Series 1995-1 for the Due Period                          0.00

4.50 The aggregate amount of all Shared Seller's Principal
     Collections allocated to Other Series for the Due Period               0.00

4.51 The aggregate amount of all Early Distributions Amounts
     paid or deemed paid for the Distribution Period                        0.00

--------------------------------------------------------------------------------

                                                           Exhibit 13(a)
                                                           Series 1995 - 1

   4.45 The percentages and all other information calculated pursuant to Sections 6.01 & 7.01 of the Supplement.

        Section 6.01

            (b)The Invested Amount is not reduced to zero by the Expected Payment Date?                         NO

        Section 7.01

            (d)The Available Subordinated Amount for such Transfer Date will be reduced to an amount
               less than the Required Subordinated Amount?                                                      NO

            (g)Average Coverage Differential shall be equal to or less than negative two percent (-2.00%)
               on each of three consecutive Determination Dates?                                                NO

                                                     2 Months Past :      3.46%
                                                     1 Month Past :       3.31%
                                                     Current Month :      3.32%

            (h)The Master Trust Seller's Interest is reduced to an amount less than the Master Trust
               Minimum Seller's Interest?                                                                       NO

                                           Master Trust Seller's Interest: $144,955,492.19

                                    Master Trust Minimum Seller's Interest:$144,867,242.97

            (i)Turnover Ratio less than 1.7?                                                                    NO

                                          Turnover Ratio:           4.80%

            (j)Dealer Note Loss Ratio greater than or equal to one percent (1.00%)?                             NO

                                          Dealer Note Loos Ratio:   0.00%

-----------------------------------------------------------------------------------------------------------------------------------

                              Schedule 13(b)

               ANNUAL SERVICER AND SETTLEMENT CERTIFICATE

                         DEALER NOTE MASTER TRUST

                           CLASS A, DEALER NOTE
                        ASSET BACKED CERTIFICATES
                               SERIES 1997-1

Under the Series  1997-1  Supplement  dated as of August 19, 1997
(the  "Supplement") by and among Navistar  Financial  Corporation
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
Series 1997-1  Certificateholders  as well as the  performance of the Master  Trust  during the  previous  month.  This  series was redeemed  and  paid  in  full  as of  July 31,  2003.  An  annual aggregation  of such monthly reports  for the period  November 1,
2002  through  July 31, 2003  with respect to  distributions  and
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

================================================================================

                               Schedule 13(b)

                 ANNUAL SERVICER AND SETTLEMENT CERTIFICATE

                         DEALER NOTE MASTER TRUST

                          CLASS A, DEALER NOTE
                       ASSET BACKED CERTIFICATES,
                              SERIES 1997-1

    1 NFC is Servicer under the Agreement.

    3 Master Trust Information for the period of November 1, 2002 through October 31, 2003

  3.1 The amount of the Advance, if any, for the Due Period                   NA

  3.2 The amount of ITEC Finance Charges for the Due Period                   NA

  3.3 The average daily balance of Dealer Notes outstanding during
      the Due Period                                                          NA

  3.4 The total amount of Advance Reimbursements for the Due Period           NA

  3.5 The aggregate principal amount of Dealer Notes repaid during            NA
      the Due Period

  3.6 The aggregate principal amount of Dealer Notes purchased by
      the Master Trust during the Due Period                                  NA

  3.7 The amount of the Servicing Fee for the Due Period                      NA

  3.8 The average daily Master Trust Seller's Interest during the
      Due Period                                                              NA

  3.9 The Master Trust Seller's Interest as of the Distribution Date
      (after giving effect to the transactions set forth in Article
       IV of the Supplement)                                                  NA

 3.10 The aggregate amount of Collections for the Due Period                  NA

 3.11 The aggregate amount of Finance Charge Collections for the
      Due Period                                                              NA

 3.12 The aggregate amount of Principal Collections for the Due Period        NA

 3.13 The amount of Dealer Note Losses for the Due Period                     NA

 3.14 The aggregate amount of Dealer Notes as of the last day of the
      Due Period                                                              NA

 3.15 The aggregate amount of funds on deposit in the Excess Funding
      Account as of the end of the last day of the Due Period (after giving effect to the transactions set forth in Article IV of
      the Supplement and Article IV of the Agreement)                         NA

 3.16 Eligible Investments in the Excess Funding Account:
      a.  The aggregate amount of funds invested in Eligible Investments      NA
      b.  Description of each Eligible Investment:                            NA
      c.  The rate of interest applicable to each such Eligible Investment    NA
      d.  The rating of each such Eligible Investment                         NA

 3.17 The aggregate amount of Dealer Notes issued to finance OEM Vehicles,
      as of the end of the Due Period                                         NA

 3.18 The Dealers with the five largest aggregate outstanding principal amounts of Dealer Notes in the Master Trust as of the end of the Due Period:
      i)    NA
      ii)   NA
      iii)  NA
      iv)   NA
      v)    NA

 3.19 Aggregate amount of delinquent principal payments (past due greater than 30 days)as a percentage of the total principal
      amount outstanding, as of the end of the Due Period                     NA

 3.20 The aggregate amount of funds on deposit in the Servicer Transition
      Fee Account as of the end of the last day of the Due Period
      (after giving effect to the transactions set forth in Article
      IV of the Supplement) established on 7/10/03 for the benefit of the
      Master Trust Certificateholders                                         NA

 3.21 Eligible Investments in the Servicer Transition Fee Account:
      a.  The aggregate amount of funds invested in Eligible Investments      NA
      b.  Description of each Eligible Investment:                            NA
      c.  The rate of interest applicable to each such Eligible Investment    NA
      d.  The rating of each such Eligible Investment                         NA

 3.22 The aggregate amount of funds on deposit in the Servicer
      Transition Fee Account as of the Distribution Date (after giving effect to the transactions set forth in Article IV of the Supplement
      and to the payments made on the Distribution Date)                      NA

    4 Series 1997-1 Information for the period of November 1, 2002 through July 31, 2003

  4.1 The Deficiency Amount as of the Transfer Date
      (after giving effect to the transactions set forth in
      Article IV of the Supplement)                                         0.00

 4.2a The Maximum Subordinated Amount as of the
      Transfer Date (after giving effect to the transactions
      set forth in Article IV of the Supplement)                            0.00

 4.2b The Available Subordinated Amount as of the
      Transfer Date (after giving effect to the transactions
      set forth in Article IV of the Supplement)                            0.00

  4.3 The Projected Spread for the following Distribution Period            0.00

  4.4 The amount on deposit in the Spread Account as of
      the Transfer Date (after giving effect to the
      transactions set forth in Article IV of the Supplement)               0.00

  4.5 The aggregate amount on deposit in the Liquidity
      Reserve Account as of the Transfer Date (after giving
      effect to the transactions  set forth in Article IV
      of the Supplement)                                                    0.00

  4.6 The Invested Amount as of the Distribution
      Date (after giving effect to the transactions set forth
      in Article IV of the Supplement and to the
      payments made on the Distribution Date)                               0.00

  4.7 The amount of Series Allocable Dealer Notes Losses
       for the Due Period                                              21,730.74

  4.8 The amount of Series Allocable Finance Charge
      Collections for the Due Period                                8,935,372.66

  4.9 The amount of Series Allocable Principal Collections
      for the Due Period                                          760,005,019.01

 4.10 The amount of Series Principal Account Losses
      for the Due Period                                                    0.00

 4.11 The amount of Investor Dealer Note Losses for
      the Due Period                                                   18,295.69

 4.12 The amount of Investor Finance Charge Collections
      for the Due Period                                            7,760,257.49

 4.13 The amount of Investor Principal Collections for
      the Due Period                                              662,732,634.21

 4.14 The amount of Available Certificateholder's Interest
      Collections for the Due Period                                8,432,020.75

 4.15 The amount of Series 1997-1 Shared Principal
      Collections for the Due Period                              662,732,634.21

 4.16 The aggregate amount of the Series 1997-1 Principal
      Shortfall, if any, for the Due Period                                 0.00

 4.17 The Seller's Percentage for the Due Period                          12.78%

 4.18 The Excess Seller's Percentage for the Due Period                    1.88%

 4.19 The aggregate amount of Seller's Principal Collections
      for the Due Period                                           97,290,680.49

 4.20 The amount of Available Seller's Finance Charge
      Collections for the Due Period                                1,270,733.89

 4.21 The aggregate amount of Available Seller's Principal
      Collections for the Due Period                               82,465,430.77

 4.22 The aggregate amount of Excess Seller's Principal
      Collections for the Due Period                               14,825,249.72

 4.23 The Controlled Amortization Amount, if applicable,
      for the Due Period                                          200,000,000.00

 4.24 The Minimum Series 1997-1 Master Trust Seller's
      Interest as of the Distribution Date (after giving
      effect to the transactions set forth in Article IV
      of the Supplement)                                                    0.00

 4.25 The Series 1997-1 Allocation Percentage for the Due Period          23.42%

 4.26 The Floating Allocation Percentage for the Due Period               87.22%

 4.27 The Principal Allocation Percentage, if applicable,
      for the Due Period                                                  38.54%

 4.28 The total amount to be distributed on the Series
      1997-1 Certificates on the Distribution Date                203,471,714.08

 4.29 The total amount, if any, to be distributed on the Series
      1997-1 Certificates on the Distribution Date
      allocable to the Invested Amount                            200,000,000.00

 4.30 The total amount, if any, to be distributed on
      the Series 1997-1 Certificates on the Distribution
      Date allocable to interest on the Series 1997-1
      Certificates                                                  2,176,022.51

 4.31 The Draw Amount as of the Transfer Date                               0.00

 4.32 The amount of Investor Charge-Offs as of Transfer Date                0.00

 4.33 The amount of reimbursement of Investor Charge-
      Offs as of the Transfer Date                                          0.00

 4.34 The amount of the Investor Servicing Fee to be
      paid on such Distribution Date                                1,277,395.88

 4.35 The aggregate amount of funds on deposit in
      the Series Principal Account as of the end of the
      last day of the Due Period (after giving effect to the
      payments and adjustments made pursuant to Article
      IV of the Supplement and of the Agreement)                            0.00

 4.36 The aggregate amount of funds on deposit in the Spread Account as of the end of the last day of the Due Period (after giving effect to payments and adjustments made pursuant to Article IV
      of the Supplement and the Agreement)                                  0.00

 4.37 Eligible Investments in the Series Principal Account:
      a.  The aggregate amount of funds invested in Eligible Investments      NA
      b.  Description of each Eligible Investment:                            NA
      c.  The rate of interest applicable to each such Eligible Investment    NA
      d.  The rating of each such Eligible Investment                         NA

 4.38 Eligible Investments in the Liquidity Reserve Account:
      a.  The aggregate amount of funds invested in Eligible Investments      NA
      b.  Description of each Eligible Investment:                            NA
      c.  The rate of interest applicable to each such Eligible Investment    NA
      d.  The rating of each such Eligible Investment                         NA

 4.39 The amount of Excess Interest Collections for the Due Period  4,960,306.66

 4.40 The amount of Investor Principal Collections treated
      as Shared Principal Collections for the Due Period          513,218,770.93

 4.41 The amount of Excess Interest Collections for the
      Due Period allocated to other Series                                  0.00

 4.42 The amount of Investor Principal Collections treated
      as Shared Principal Collections for the Due Period
      allocated to Other Series                                             0.00

 4.43 The percentages and all other information calculated
      pursuant to Section 6.01 of the Supplement                              NA

 4.44 The amount of Remaining Available Seller's Principal
       Collections for the Due Period                              22,129,007.09

 4.45 The amount of Series 1997-1 Shared Seller's Principal
      Collections for the Due Period                               97,290,680.49

 4.46 The aggregate amount of Shared Seller's Principal
      Collections from Other Series for the Due Period             70,357,083.60

 4.47 The amount of all Shared Seller's Principal Collections
      allocated to Series 1997-1 for the Due Period                         0.00

 4.48 The aggregate amount of all Shared Seller's Principal
      Collections allocated to Other Series for the Due Period              0.00

 4.49 The aggregate amount of all Early Distributions Amounts
      paid or deemed paid for the Distribution Period                         NA

--------------------------------------------------------------------------------

                             Schedule 13(c)

               ANNUAL SERVICER AND SETTLEMENT CERTIFICATE

                        DEALER NOTE MASTER TRUST

                         CLASS A, DEALER NOTE
                       ASSET BACKED CERTIFICATES
                             SERIES 1998-1

Under the  Series  1998-1  Supplement  dated as of July 17,  1998
(the  "Supplement") by and among Navistar  Financial  Corporation
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
2002 through October 31, 2003 with respect to  distributions  and
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

================================================================================

                                  Schedule 13(c)

                  ANNUAL SERVICER AND SETTLEMENT CERTIFICATE

                            DEALER NOTE MASTER TRUST

                             CLASS A, DEALER NOTE
                           ASSET BACKED CERTIFICATES,
                                 SERIES 1998-1

    1 NFC is Servicer under the Agreement.

    3 Master Trust Information for the period of November 1, 2002 through October 31, 2003

  3.1 The amount of the Advance, if any, for the Due Period         2,226,285.51

  3.2 The amount of ITEC Finance Charges for the Due Period        23,774,025.27

  3.3 The average daily balance of Dealer Notes outstanding
      during the Due Period                                       830,615,087.39

  3.4 The total amount of Advance Reimbursements for the Due Period         0.00

  3.5 The aggregate principal amount of Dealer Notes repaid
      during the Due Period                                     3,095,943,974.51

  3.6 The aggregate principal amount of Dealer Notes purchased
      by the Master Trust during the Due Period                 3,109,102,058.38

  3.7 The amount of the Servicing Fee for the Due Period            8,355,866.05

  3.8 The average daily Master Trust Seller's Interest during
      the Due Period                                              151,363,974.75

  3.9 The Master Trust Seller's Interest as of the Distribution
      Date (after giving effect to the transactions set forth
      in Article IV of the Supplement)                            144,955,492.19

 3.10 The aggregate amount of Collections for the Due Period    5,104,212,234.43

 3.11 The aggregate amount of Finance Charge Collections
      for the Due Period                                           50,130,886.83

 3.12 The aggregate amount of Principal Collections for
      the Due Period                                            5,054,081,347.60

 3.13 The amount of Dealer Note Losses for the Due Period             105,014.05

 3.14 The aggregate amount of Dealer Notes as of the last
      day of the Due Period                                       814,643,739.31

 3.15 The aggregate amount of funds on deposit in the Excess
      Funding Account as of the end of the last day of the Due
      Period (after giving effect to the transactions set forth
      in Article IV of the Supplement and Article IV of the
      Agreement)                                                  254,497,039.45

 3.16 Eligible Investments in the Excess Funding Account:
      a.  The aggregate amount of funds invested in
          Eligible Investments                                    254,311,752.88
      b.  Description of each Eligible Investment:  JP Morgan Prime Money Market Fund
      c.  The rate of interest applicable to each such
          Eligible Investments                                             0.91%
      d.  The rating of each such Eligible Investment                   AAAm/Aaa

 3.17 The aggregate amount of Dealer Notes issued to finance
      OEM Vehicles, as of the end of the Due Period                11,707,120.82

 3.18 The Dealers with the five largest aggregate outstanding principal amounts of Dealer Notes in the Master Trust as of the end of the Due Period:

      i)    Southland Int'l Trks
      ii)   Lee-Smith Inc.
      iii)  Longhorn Bus Sales
      iv)   Wolfington Body Co Inc
      v)    Nalley Motor Trucks

 3.19 Aggregate amount of delinquent principal payments (past due greater than 30 days) as a percentage of the total principal
      amount outstanding, as of the end of the Due Period                  0.28%

 3.20 The aggregate amount of funds on deposit in the Servicer
      Transition Fee Account as of the end of the last day of the
      Due Period (after giving effect to the transactions set forth in Article IV of the Supplement) established on 7/10/03 for
      the benefit of the Master Trust Certificateholders.             100,077.72

 3.21 Eligible Investments in the Servicer Transition Fee Account:
      a.  The aggregate amount of funds invested in
          Eligible Investments                                        100,000.00
      b.  Description of each Eligible Investment:  JP Morgan Prime Money Market Fund
      c.  The rate of interest applicable to each such
          Eligible Investment                                              0.91%
      d.  The rating of each such Eligible Investment                   AAAm/Aaa

 3.22 The aggregate amount of funds on deposit in the Servicer
      Transition Fee Account as of the Distribution Date (after giving effect to the transactions set forth in Article IV of the
      Supplement and to the payments made on the Distribution Date)   100,000.00

    4 Series 1998-1 Information for the period of November 1, 2002 through October 31, 2003

  4.1 The Deficiency Amount as of the Transfer Date
      (after giving effect to the transactions set forth in
      Article IV of the Supplement)                                         0.00

 4.2a The Maximum Subordinated Amount as of the
      Transfer Date (after giving effect to the transactions
      set forth in Article IV of the Supplement)                   31,000,000.00

 4.2b The Available Subordinated Amount as of the
      Transfer Date (after giving effect to the transactions
      set forth in Article IV of the Supplement)                   31,000,000.00

  4.3 The Projected Spread for the following Distribution Period    2,500,000.00

  4.4 The amount on deposit in the Spread Account as of
      the Transfer Date (after giving effect to the
      transactions set forth in Article IV of the Supplement)       2,500,000.00

  4.5 The aggregate amount on deposit in the Liquidity
      Reserve Account as of the Transfer Date (after giving
      effect to the transactions  set forth in Article IV
      of the Supplement)                                                    0.00

  4.6 The Invested Amount as of the Distribution
      Date (after giving effect to the transactions set forth
      in Article IV of the Supplement and to the
      payments made on the Distribution Date)                     200,000,000.00

  4.7 The amount of Series Allocable Dealer Notes Losses
       for the Due Period                                              25,694.47

  4.8 The amount of Series Allocable Finance Charge
      Collections for the Due Period                               11,540,309.27

  4.9 The amount of Series Allocable Principal Collections
      for the Due Period                                        1,144,029,728.49

 4.10 The amount of Series Principal Account Losses for the
      Due Period                                                            0.00

 4.11 The amount of Investor Dealer Note Losses for
      the Due Period                                                   21,637.51

 4.12 The amount of Investor Finance Charge Collections
      for the Due Period                                            9,956,479.55

 4.13 The amount of Investor Principal Collections for
      the Due Period                                              986,507,208.59

 4.14 The amount of Available Certificateholder's Interest
      Collections for the Due Period                               10,387,061.47

 4.15 The amount of Series 1998-1 Shared Principal
      Collections for the Due Period                              986,507,208.59

 4.16 The aggregate amount of the Series 1998-1 Principal
      Shortfall, if any, for the Due Period                                 0.00

 4.17 The Seller's Percentage for the Due Period                          13.51%

 4.18 The Excess Seller's Percentage for the Due Period                    2.06%

 4.19 The aggregate amount of Seller's Principal Collections
      for the Due Period                                          157,544,157.40

 4.20 The amount of Available Seller's Finance Charge
      Collections for the Due Period                                1,689,347.20

 4.21 The aggregate amount of Available Seller's Principal
      Collections for the Due Period                              132,657,460.29

 4.22 The aggregate amount of Excess Seller's Principal
      Collections for the Due Period                               24,886,697.11

 4.23 The Controlled Amortization Amount, if applicable,
      for the Due Period                                                    0.00

 4.24 The Minimum Series 1998-1 Master Trust Seller's
      Interest as of the Distribution Date (after giving
      effect to the transactions set forth in Article IV
      of the Supplement)                                           37,000,000.00

 4.25 The Series 1998-1 Allocation Percentage for
      the Due Period                                                      23.11%

 4.26 The Floating Allocation Percentage for the
      Due Period                                                          86.49%

 4.27 The Principal Allocation Percentage, if applicable,
      for the Due Period                                                   0.00%

 4.28 The total amount to be distributed on the Series
      1998-1 Certificates on the Distribution Date                  4,525,761.86

 4.29 The total amount, if any, to be distributed on the Series
      1998-1 Certificates on the Distribution Date
      allocable to the Invested Amount                                      0.00

 4.30 The total amount, if any, to be distributed on
      the Series 1998-1 Certificates on the Distribution
      Date allocable to interest on the Series 1998-1
      Certificates                                                  2,843,594.50

 4.31 The Draw Amount as of the Transfer Date                               0.00

 4.32 The amount of Investor Charge-Offs as of
      Transfer Date                                                         0.00

 4.33 The amount of reimbursement of Investor Charge-
      Offs as of the Transfer Date                                          0.00

 4.34 The amount of the Investor Servicing Fee to be
      paid on such Distribution Date                                1,660,529.85

 4.35 The aggregate amount of funds on deposit in
      the Series Principal Account as of the end of the
      last day of the Due Period (after giving effect to the
      payments and adjustments made pursuant to Article
      IV of the Supplement and of the Agreement)                            0.00

 4.36 The aggregate amount of funds on deposit in the
       Spread Account as of the end of the last day of
      the Due Period (after giving effect to payments and
      adjustments made pursuant to Article IV of the
      Supplement and the Agreement)                                 2,500,000.00

 4.37 Eligible Investments in the Series Principal Account:
      a.  The aggregate amount of funds invested in Eligible Investments    0.00
      b.  Description of each Eligible Investment:                            NA
      c.  The rate of interest applicable to each such
      Eligible Investment                                               _______%
      d.  The rating of each such Eligible Investment                         NA

 4.38 Eligible Investments in the Liquidity Reserve Account:
      a.  The aggregate amount of funds invested in Eligible Investments    0.00
      b.  Description of each Eligible Investment:                            NA
      c.  The rate of interest applicable to each such
          Eligible Investment                                            _______%
      d.  The rating of each such Eligible Investment                         NA

 4.39 The amount of Excess Interest Collections for the Due Period  5,861,299.61

 4.40 The amount of Investor Principal Collections treated
      as Shared Principal Collections for the Due Period          986,507,208.59

 4.41 The amount of Excess Interest Collections for the
      Due Period allocated to other Series                                  0.00

 4.42 The amount of Investor Principal Collections treated
      as Shared Principal Collections for the Due Period
      allocated to Other Series                                    11,463,828.69

 4.43 The percentages and all other information calculated
      pursuant to Section 6.01 of the Supplement                 See Exhibit "A"

 4.44 The amount of Remaining Available Seller's Principal
       Collections for the Due Period                                       0.00

 4.45 The amount of Series 1998-1 Shared Seller's Principal
      Collections for the Due Period                              157,544,157.40

 4.46 The aggregate amount of Shared Seller's Principal
      Collections from Other Series for the Due Period            275,601,625.75

 4.47 The amount of all Shared Seller's Principal Collections
      allocated to Series 1998-1 for the Due Period                         0.00

 4.48 The aggregate amount of all Shared Seller's Principal
      Collections allocated to Other Series for the Due Period              0.00

 4.49 The aggregate amount of all Early Distributions Amounts
      paid or deemed paid for the Distribution Period                       0.00

--------------------------------------------------------------------------------

                                                         Exhibit 13(c)
                                                         Series 1998 - 1

   4.43 The percentages and all other information calculated pursuant to Section 6.01 of the Supplemtent.

        Section 6.01

            (a)The Invested Amount is not reduced to zero by the Expected Payment Date?                                     NO

            (f)The Available Subordinated Amount for such Transfer Date will be reduced to an amount
               less than the Required Subordinated Amount?                                                                  NO

            (i)Average Coverage Differential shall be equal to or less than negative two percent (-2.00%)
               on each of three consecutive Determination Dates?                                                            NO

                                             2 Months Past :      3.46%
                                             1 Month Past :       3.31%
                                             Current Month :      3.32%

            (j)The Master Trust Seller's Interest is reduced to an amount less than the Master Trust
               Minimum Seller's Interest?                                                                                   NO

                                       Master Trust Seller's Interest:  $144,955,492.19

                              Master Trust Miniumum Seller's Interest:  $144,867,242.97

            (k)Turnover Ratio less than 1.7?                                                                                NO

                                           Turnover Ratio:  4.80%

            (l)Dealer Note Loss Ratio greater than or equal to one percent (1.00%)?                                         NO

                                   Dealer Note Loss Ratio:  0.00%

-----------------------------------------------------------------------------------------------------------------------------------

                            Schedule 13(d)

           ANNUAL SERVICER AND SETTLEMENT CERTIFICATE

                    DEALER NOTE MASTER TRUST

                 CLASS A and CLASS B DEALER NOTE
                    ASSET BACKED CERTIFICATES
                          SERIES 2000-1

Under the  Series  2000-1  Supplement  dated as of July 13,  2000
(the  "Supplement") by and among Navistar  Financial  Corporation
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
2002 through October 31, 2003 with respect to  distributions  and
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

--------------------------------------------------------------------------------

                               Schedule 13(d)

                 ANNUAL SERVICER AND SETTLEMENT CERTIFICATE

                           DEALER NOTE MASTER TRUST

                                 DEALER NOTE
                        ASSET BACKED CERTIFICATES,
                               SERIES 2000-1

   1 NFC is Servicer under the Agreement.

   3 Master Trust Information for the period of November 1, 2002 through October 31, 2003

 3.1 The amount of the Advance, if any, for the Due Period          2,226,285.51

 3.2 The amount of ITEC Finance Charges for the Due Period         23,774,025.27

 3.3 The average daily balance of Dealer Notes outstanding during
     the Due Period                                               830,615,087.39

 3.4 The total amount of Advance Reimbursements for the Due Period          0.00

 3.5 The aggregate principal amount of Dealer Notes repaid
     during the Due Period                                      3,095,943,974.51

 3.6 The aggregate principal amount of Dealer Notes purchased
     by the Master Trust during the Due Period                  3,109,102,058.38

 3.7 The amount of the Servicing Fee for the Due Period             8,355,866.05

 3.8 The average daily Master Trust Seller's Interest during
     the Due Period                                               151,363,974.75

 3.9 The Master Trust Seller's Interest as of the Distribution
     Date (after giving effect to the transactions set forth in
     Article IV of the Supplement)                                144,955,492.19

3.10 The aggregate amount of Collections for the Due Period     5,104,212,234.43

3.11 The aggregate amount of Finance Charge Collections for
     the Due Period                                                50,130,886.83

3.12 The aggregate amount of Principal Collections for
     the Due Period                                             5,054,081,347.60

3.13 The amount of Dealer Note Losses for the Due Period              105,014.05

3.14 The aggregate amount of Dealer Notes as of the last day
     of the Due Period                                            814,643,739.31

3.15 The aggregate amount of funds on deposit in the Excess Funding
     Account as of the end of the last day of the Due Period (after giving effect to the transactions set forth in Article IV
     of the Supplement and Article IV of the Agreement)           254,497,039.45

3.16 Eligible Investments in the Excess Funding Account:
     a. The aggregate amount of funds invested in
        Eligible Inventments                                      254,311,752.88
     b. Description of each Eligible Investment:  JP Morgan Prime Money Market Fund
     c. The rate of interest applicable to each such Eligible Investment   0.91%
     d.  The rating of each such Eligible Investment                    AAAm/Aaa

3.17 The aggregate amount of Dealer Notes issued to finance
     OEM Vehicles, as of the end of the Due Period                 11,707,120.82

3.18 The Dealers with the five largest aggregate outstanding principal amounts of Dealer Notes in the Master Trust as of the end of the Due Period:
     i)    Southland Int'l Trks
     ii)   Lee-Smith Inc.
     iii)  Longhorn Bus Sales
     iv)   Wolfington Body Co Inc
     v)    Nalley Motor Trucks

3.19 Aggregate amount of delinquent principal payments (past due greater than 30 days)as a percentage of the total principal
     amount outstanding, as of the end of the Due Period                   0.28%

3.20 The aggregate amount of Dealer Notes issued to finance used
     vehicles, as of the end of the Due Period                     53,371,135.88

3.21 The aggregate amount of funds on deposit in the Servicer Transition
     Fee Account as of the end of the last day of the Due Period
     (after giving effect to the transactions set forth in Article IV of the Supplement) established on 7/10/03 for the benefit of the
     Master Trust Certificateholders                                  100,077.72

3.22 Eligible Investments in the Servicer Transition Fee Account:
     a.  The aggregate amount of funds invested in Eligible
         Investments                                                  100,000.00
     b.  Description of each Eligible Investment: JP Morgan Prime Money Market Fund
     c.  The rate of interest applicable to each such Eligible Investment  0.91%
     d.  The rating of each such Eligible Investment                    AAAm/Aaa

3.23 The aggregate amount of funds on deposit in the Servicer
     Transition Fee Account as of the Distribution Date (after giving effect to the transactions set forth in Article IV of the
     Supplement and to the payments made on the Distribution Date)    100,000.00

   4 Series 2000-1 Information for the period of November 1, 2002 through October 31, 2003

 4.1 The Deficiency Amount as of the Transfer Date(after giving effect
     to the transactions set forth in Article IV of the Supplement)         0.00

4.2a The Maximum Subordinated Amount as of the
     Transfer Date (after giving effect to the transactions
     set forth in Article IV of the Supplement)                    19,080,000.00

4.2b The Available Subordinated Amount as of the
     Transfer Date (after giving effect to the transactions
     set forth in Article IV of the Supplement)                    19,080,000.00

 4.3 The Projected Spread for the following Distribution Period     2,650,000.00

 4.4 The amount on deposit in the Spread Account as of
     the Transfer Date (after giving effect to the
     transactions set forth in Article IV of the Supplement)        2,650,000.00

 4.5 The aggregate amount on deposit in the Liquidity Reserve
     Account as of the Transfer Date (after giving effect to the
     transactions  set forth in Article IV of the Supplement)               0.00

 4.6 The Invested Amount as of the Distribution
     Date (after giving effect to the transactions set forth
     in Article IV of the Supplement and to the
     payments made on the Distribution Date)                      212,000,000.00

 4.7 The amount of Series Allocable Dealer Notes Losses
      for the Due Period                                               25,703.37

 4.8 The amount of Series Allocable Finance Charge
     Collections for the Due Period                                11,544,303.51

 4.9 The amount of Series Allocable Principal Collections
     for the Due Period                                         1,144,425,864.70

4.10 The amount of Series Principal Account Losses
     for the Due Period                                                     0.00

4.11 The amount of Investor Dealer Note Losses for the Due Period      22,779.13

4.12 The amount of Investor Finance Charge Collections
     for the Due Period                                            10,390,222.02

4.13 The amount of Investor Principal Collections for
     the Due Period                                             1,024,449,215.38

4.14 The amount of Available Certificateholder's Interest
     Collections for the Due Period                                10,822,539.23

4.15 The amount of Series 2000-1 Shared Principal
     Collections for the Due Period                             1,024,449,215.38

4.16 The aggregate amount of the Series 2000-1 Principal
     Shortfall, if any, for the Due Period                                  0.00

4.17 The Seller's Percentage for the Due Period                            9.93%

4.18 The Excess Seller's Percentage for the Due Period                     3.12%

4.19 The aggregate amount of Seller's Principal Collections
     for the Due Period                                           119,999,428.45

4.20 The amount of Available Seller's Finance Charge
     Collections for the Due Period                                 1,147,920.07

4.21 The aggregate amount of Available Seller's Principal
     Collections for the Due Period                                79,413,641.24

4.22 The aggregate amount of Excess Seller's Principal
     Collections for the Due Period                                40,585,787.20

4.23 The Controlled Amortization Amount, if applicable,
     for the Due Period                                                     0.00

4.24 The Minimum Series 2000-1 Master Trust Seller's Interest
     as of the Distribution Date (after giving  effect to the
     transactions set forth in Article IV of the Supplement)       25,440,000.00

4.25 The Series 2000-1 Allocation Percentage for the Due Period           23.12%

4.26 The Floating Allocation Percentage for the Due Period                90.07%

4.27 The Principal Allocation Percentage, if applicable,
     for the Due Period                                                     0.00

4.28 The total amount to be distributed on the Series
     2000-1 Certificates on the Distribution Date                   4,999,341.47

4.29 The total amount, if any, to be distributed on the Series
     2000-1 Certificates on the Distribution Date
     allocable to the Invested Amount                                       0.00

4.30 The total amount, if any, to be distributed on the Series
     2000-1 Certificates on the Distribution Date allocable to
     interest on the Series 2000-1 Certificates                     3,244,160.17

4.31 The Draw Amount as of the Transfer Date                                0.00

4.32 The amount of Investor Charge-Offs as of Transfer Date                 0.00

4.33 The amount of reimbursement of Investor Charge-
     Offs as of the Transfer Date                                           0.00

4.34 The amount of the Investor Servicing Fee to be
     paid on such Distribution Date                                 1,732,402.17

4.35 The aggregate amount of funds on deposit in
     the Series Principal Account as of the end of the
     last day of the Due Period (after giving effect to the
     payments and adjustments made pursuant to Article
     IV of the Supplement and of the Agreement)                             0.00

4.36 The aggregate amount of funds on deposit in the Spread
     Account as of the end of the last day of the Due Period
     (after giving effect to payments and adjustments made
     pursuant to Article IV of the Supplement and the Agreement)    2,650,000.00

4.37 Eligible Investments in the Series Principal Account:
     a.  The aggregate amount of funds invested in Eligible Investments     0.00
     b.  Description of each Eligible Investment:                             NA
     c.  The rate of interest applicable to each such
         Eligible Investment                                            _______%
     d.  The rating of each such Eligible Investment                          NA

4.38 Eligible Investments in the Liquidity Reserve Account:
     a.  The aggregate amount of funds invested in Eligible Investments     0.00
     b.  Description of each Eligible Investment:                           NA
     c.  The rate of interest applicable to each such Eligible Investment  ____%
     d.  The rating of each such Eligible Investment                        NA

4.39 The amount of Excess Interest Collections for the Due Period   5,823,197.76

4.40 The amount of Investor Principal Collections treated
     as Shared Principal Collections for the Due Period         1,024,449,215.38

4.41 The amount of Excess Interest Collections for the
     Due Period allocated to other Series                                   0.00

4.42 The amount of Investor Principal Collections treated
     as Shared Principal Collections for the Due Period
     allocated to Other Series                                     11,611,510.86

4.43 The percentages and all other information calculated
     pursuant to Section 6.01 of the Supplement                  See Exhibit "A"

4.44 The amount of Remaining Available Seller's Principal
      Collections for the Due Period                                        0.00

4.45 The amount of Series 2000-1 Shared Seller's Principal
     Collections for the Due Period                               119,999,428.45

4.46 The aggregate amount of Shared Seller's Principal
     Collections from Other Series for the Due Period             289,943,533.12

4.47 The amount of all Shared Seller's Principal Collections
     allocated to Series 2000-1 for the Due Period                          0.00

4.48 The aggregate amount of all Shared Seller's Principal
     Collections allocated to Other Series for the Due Period               0.00

   5 Class A Certificate Information for the period of November 1, 2002 through October 31, 2003

 5.1 The Class A Invested Amount as of the Distribution
     Date (after giving effect to the transactions set forth
     in Article IV of the Supplement and to the
     payments made on the Distribution Date)                      200,000,000.00

 5.2 The total amount to be distributed on the Class A Certificates on the Distribution Date - includes Investor Servicing Fee plus
     the Investor Interest Payment                                  2,609,250.92

 5.3 The total amount, if any, to be distributed on the Class A
     Certificates on the Distribution Date allocable to the
     Class A Invested Amount                                                0.00

 5.4 The total amount, if any, to be distributed on the Class A
     Certificates on the Distribution Date allocable to interest
     on the Class A Certificates                                    1,676,402.72

 5.5 The amount of Class A Certificateholder Charge-Offs
     as of the Transfer Date                                                0.00

 5.6 The amount of reimbursement of Class A Certificateholder
     Charge-Offs as of the Transfer Date                                    0.00

   6 Class B Certificate Information for the period of November 1, 2002 through October 31, 2003

 6.1 The Class B Invested Amount as of the Distribution Date (after giving effect to the transactions set forth in Article IV
     of the Supplement and to the payments made on the
     Distribution Date)                                            12,000,000.00

 6.2 The total amount to be distributed on the Class B Certificates on the Distribution Date - includes Investor Servicing Fee plus
     the Investor Interest Payment                                    177,955.05

 6.3 The total amount, if any, to be distributed on the Class B
     Certificates on the Distribution Date allocable to the
     Class B Invested Amount                                                0.00

 6.4 The total amount, if any, to be distributed on the Class B
     Certificates on the Distribution Date allocable to interest
     on the Class B Certificates                                      121,984.16

 6.5 The amount of Class B Certificateholder Charge-Offs
     as of the Transfer Date                                                0.00

 6.6 The amount of reimbursement of Class B Certificateholder
     Charge-Offs as of the Transfer Date                                    0.00

--------------------------------------------------------------------------------
                                                       Exhibit 13(d)
                                                       Series 2000 - 1

   4.43 The percentages and all other information calculated pursuant to Section 6.01 of the Supplemtent.

        Section 6.01

            (a)The Invested Amount is not reduced to zero by the Expected Payment Date?                                     NO

            (f)The Available Subordinated Amount for such Transfer Date will be reduced to an amount
               less than the Required Subordinated Amount?                                                                  NO

            (i)Average Coverage Differential shall be equal to or less than negative two percent (-2.00%)
               on each of three consecutive Determination Dates?                                                            NO

                                             2 Months Past :      3.46%
                                             1 Month Past :       3.31%
                                             Current Month :      3.32%

            (j)The Master Trust Seller's Interest is reduced to an amount less than the Master Trust
               Minimum Seller's Interest?                                                                                   NO

                                             Master Trust Seller's Interest: $144,955,492.19

                                     Master Trust Minimun Seller's Interest: $144,867,242.97

            (k)Turnover Ratio less than 1.7?                                                                                NO

                                           Turnover Ratio:  4.80%

            (l)Dealer Note Loss Ratio greater than or equal to one percent (1.00%)?                                         NO

                                   Dealer Note Loss Ratio:  0.00%

            (p)Aggregate Principal Dealer Note Balance which was advanced against Financed
               Vehicles which are Used Vehicles exceeds 25% of the Aggregate Principal
               Balance of all Dealer Notes?                                                                                 NO

                              Used Financed Vehicle Ratio:  6.46%

-----------------------------------------------------------------------------------------------------------------------------------

                          Schedule 13(e)

           ANNUAL SERVICER AND SETTLEMENT CERTIFICATE

                    DEALER NOTE MASTER TRUST

                 CLASS A and CLASS B DEALER NOTE
                    ASSET BACKED CERTIFICATES
                          SERIES 2003-1

Under the  Series  2003-1  Supplement  dated as of July 10,  2003
(the  "Supplement") by and among Navistar  Financial  Corporation
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
Series 2003-1  Certificateholders  as well as the  performance of
the  Master   Trust  during  the   previous   month.   An  annual
aggregation  of such monthly  reports for the period July 1, 2003 through  October  31,  2003 with  respect  to  distributions  and
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

--------------------------------------------------------------------------------

                            Schedule 13(e)

              ANNUAL SERVICER AND SETTLEMENT CERTIFICATE

                       DEALER NOTE MASTER TRUST

                              DEALER NOTE
                      ASSET BACKED CERTIFICATES,
                             SERIES 2003-1

    1 NFC is Servicer under the Agreement.

    3 Master Trust Information for the period of November 1, 2002 through October 31, 2003

  3.1 The amount of the Advance, if any, for the Due Period         2,226,285.51

  3.2 The amount of ITEC Finance Charges for the Due Period        23,774,025.27

  3.3 The average daily balance of Dealer Notes outstanding
      during the Due Period                                       830,615,087.39

  3.4 The total amount of Advance Reimbursements for the Due Period         0.00

  3.5 The aggregate principal amount of Dealer Notes repaid
      during the Due Period                                     3,095,943,974.51

  3.6 The aggregate principal amount of Dealer Notes purchased
      by the Master Trust during the Due Period                 3,109,102,058.38

  3.7 The amount of the Servicing Fee for the Due Period            8,355,866.05

  3.8 The average daily Master Trust Seller's Interest during
      the Due Period                                              151,363,974.75

  3.9 The Master Trust Seller's Interest as of the Distribution
      Date (after giving effect to the transactions set forth in
      Article IV of the Supplement)                               144,955,492.19

 3.10 The aggregate amount of Collections for the Due Period    5,104,212,234.43

 3.11 The aggregate amount of Finance Charge Collections
      for the Due Period                                           50,130,886.83

 3.12 The aggregate amount of Principal Collections for
      the Due Period                                            5,054,081,347.60

 3.13 The amount of Dealer Note Losses for the Due Period             105,014.05

 3.14 The aggregate amount of Dealer Notes as of the last day
      of the Due Period                                           814,643,739.31

 3.15 The aggregate amount of funds on deposit in the Excess Funding
      Account as of the end of the last day of the Due Period (after giving effect to the transactions set forth  in Article IV
      of the Supplement and Article IV of the Agreement)          254,497,039.45

 3.16 Eligible Investments in the Excess Funding Account:
      a.  The aggregate amount of funds invested in
          Eligible Investments                                    254,311,752.88
      b.  Description of each Eligible Investment:  JP Morgan Prime Money Market Fund
      c.  The rate of interest applicable to each such
          Eligible Investment                                              0.91%
      d.  The rating of each such Eligible Investment                   AAAm/Aaa

 3.17 The aggregate amount of Dealer Notes issued to finance
      OEM Vehicles, as of the end of the Due Period                11,707,120.82

 3.18 The Dealers with the five largest aggregate outstanding principal amounts of Dealer Notes in the Master Trust as of the end of the Due Period:
      i)    Southland Int'l Trks
      ii)   Lee-Smith Inc.
      iii)  Longhorn Bus Sales
      iv)   Wolfington Body Co Inc
      v)    Nalley Motor Trucks

 3.19 Aggregate amount of delinquent principal payments (past due greater than 30 days)as a percentage of the total principal
      amount outstanding, as of the end of the Due Period                  0.28%

 3.20 The aggregate amount of Dealer Notes issued to finance
      used vehicles, as of the end of the Due Period               53,371,135.88

 3.21 The aggregate amount of funds on deposit in the Servicer
      Transition Fee Account as of the end of the last day of the
      Due Period (after giving effect to the transactions set forth in Article IV of the Supplement) established on 7/10/03 for the
      benefit of the Master Trust Certificateholders                  100,077.72

 3.22 Eligible Investments in the Servicer Transition Fee Account:
      a.  The aggregate amount of funds invested in Eligible
          Investments                                                 100,000.00
      b.  Description of each Eligible Investment:  JP Morgan Prime Money Market Fund
      c.  The rate of interest applicable to each such Eligible Investment 0.91%
      d.  The rating of each such Eligible Investment                   AAAm/Aaa

 3.23 The aggregate amount of funds on deposit in the Servicer
      Transition Fee Account as of the Distribution Date (after
      giving effect to the transactions set forth in Article IV
      of the Supplement and to the payments made on the
      Distribution Date)                                              100,000.00

    4 Series 2003-1 Information for the period of November 1, 2002 through October 31, 2003

  4.1 The Deficiency Amount as of the Transfer Date (after giving effect to the transactions set forth in Article IV
      of the Supplement)                                                    0.00

 4.2a The Maximum Subordinated Amount as of the
      Transfer Date (after giving effect to the transactions
      set forth in Article IV of the Supplement)                   19,080,000.00

 4.2b The Available Subordinated Amount as of the
      Transfer Date (after giving effect to the transactions
      set forth in Article IV of the Supplement)                   19,080,000.00

  4.3 The Projected Spread for the following Distribution Period    2,650,000.00

  4.4 The amount on deposit in the Spread Account as of
      the Transfer Date (after giving effect to the
      transactions set forth in Article IV of the Supplement)       2,650,000.00

  4.5 The aggregate amount on deposit in the Liquidity
      Reserve Account as of the Transfer Date (after giving
      effect to the transactions  set forth in Article IV
      of the Supplement)                                                    0.00

  4.6 The Invested Amount as of the Distribution
      Date (after giving effect to the transactions set forth
      in Article IV of the Supplement and to the
      payments made on the Distribution Date)                     212,000,000.00

  4.7 The amount of Series Allocable Dealer Notes Losses
       for the Due Period                                               3,965.11

  4.8 The amount of Series Allocable Finance Charge
      Collections for the Due Period                                3,399,269.95

  4.9 The amount of Series Allocable Principal Collections
      for the Due Period                                          493,008,889.40

 4.10 The amount of Series Principal Account Losses
      for the Due Period                                                    0.00

 4.11 The amount of Investor Dealer Note Losses for
      the Due Period                                                    3,385.80

 4.12 The amount of Investor Finance Charge Collections
      for the Due Period                                            3,018,557.23

 4.13 The amount of Investor Principal Collections for
      the Due Period                                              436,886,876.11

 4.14 The amount of Available Certificateholder's Interest
      Collections for the Due Period                                3,197,742.54

 4.15 The amount of Series 2003-1 Shared Principal
      Collections for the Due Period                              436,886,876.11

 4.16 The aggregate amount of the Series 2003-1 Principal
      Shortfall, if any, for the Due Period                                 0.00

 4.17 The Seller's Percentage for the Due Period                          10.96%

 4.18 The Excess Seller's Percentage for the Due Period                    4.93%

 4.19 The aggregate amount of Seller's Principal Collections
      for the Due Period                                           56,125,399.10

 4.20 The amount of Available Seller's Finance Charge
      Collections for the Due Period                                  311,487.36

 4.21 The aggregate amount of Available Seller's Principal
      Collections for the Due Period                               30,886,256.58

 4.22 The aggregate amount of Excess Seller's Principal
      Collections for the Due Period                               25,239,142.51

 4.23 The Controlled Amortization Amount, if applicable,
      for the Due Period                                                    0.00

 4.24 The Minimum Series 2003-1 Master Trust Seller's Interest
      as of the Distribution Date (after giving effect to the
      transactions set forth in Article IV of the Supplement)      25,440,000.00

 4.25 The Series 2003-1 Allocation Percentage for the Due Period          20.81%

 4.26 The Floating Allocation Percentage for the Due Period               89.04%

 4.27 The Principal Allocation Percentage, if applicable,
      for the Due Period                                                   0.00%

 4.28 The total amount to be distributed on the Series
      2003-1 Certificates on the Distribution Date                  1,704,133.12

 4.29 The total amount, if any, to be distributed on the Series
      2003-1 Certificates on the Distribution Date
      allocable to the Invested Amount                                      0.00

 4.30 The total amount, if any, to be distributed on the Series
      2003-1 Certificates on the Distribution  Date allocable
      to interest on the Series 2003-1  Certificates                1,191,599.75

 4.31 The Draw Amount as of the Transfer Date                               0.00

 4.32 The amount of Investor Charge-Offs as of
      Transfer Date                                                         0.00

 4.33 The amount of reimbursement of Investor Charge-
      Offs as of the Transfer Date                                          0.00

 4.34 The amount of the Investor Servicing Fee to be
      paid on such Distribution Date                                  509,147.57

 4.35 The aggregate amount of funds on deposit in
      the Series Principal Account as of the end of the
      last day of the Due Period (after giving effect to the
      payments and adjustments made pursuant to Article
      IV of the Supplement and of the Agreement)                            0.00

 4.36 The aggregate amount of funds on deposit in the
       Spread Account as of the end of the last day of
      the Due Period (after giving effect to payments and
      adjustments made pursuant to Article IV of the
      Supplement and the Agreement)                                 2,650,000.00

 4.37 Eligible Investments in the Series Principal Account:
      a.  The aggregate amount of funds invested in Eligible Investments    0.00
      b.  Description of each Eligible Investment:                            NA
      c.  The rate of interest applicable to each such Eligible
          Investment                                                     _______%
      d.  The rating of each such Eligible Investment                         NA

 4.38 Eligible Investments in the Liquidity Reserve Account:
      a.  The aggregate amount of funds invested in Eligible Investments    0.00
      b.  Description of each Eligible Investment:                            NA
      c.  The rate of interest applicable to each such
          Eligible Investment                                           _______%
      d.  The rating of each such Eligible Investment                         NA

 4.39 The amount of Excess Interest Collections for the
      Due Period                                                    1,493,609.42

 4.40 The amount of Investor Principal Collections treated
      as Shared Principal Collections for the Due Period          436,886,876.11

 4.41 The amount of Excess Interest Collections for the
      Due Period allocated to other Series                                  0.00

 4.42 The amount of Investor Principal Collections treated
      as Shared Principal Collections for the Due Period
      allocated to Other Series                                    11,611,510.86

 4.43 The percentages and all other information calculated
      pursuant to Section 6.01 of the Supplement                  See Exhibit "A"

 4.44 The amount of Remaining Available Seller's Principal
       Collections for the Due Period                                       0.00

 4.45 The amount of Series 2003-1 Shared Seller's Principal
      Collections for the Due Period                               56,125,399.10

 4.46 The aggregate amount of Shared Seller's Principal
      Collections from Other Series for the Due Period            218,469,451.95

 4.47 The amount of all Shared Seller's Principal Collections
      allocated to Series 2003-1 for the Due Period                         0.00

 4.48 The aggregate amount of all Shared Seller's Principal
      Collections allocated to Other Series for the Due Period              0.00

    5 Class A Certificate Information for the period of July 1, 2003 through October 31, 2003

  5.1 The Class A Invested Amount as of the Distribution
      Date (after giving effect to the transactions set forth
      in Article IV of the Supplement and to the
      payments made on the Distribution Date)                     200,000,000.00

  5.2 The total amount to be distributed on the Class A Certificates on the Distribution Date - includes Investor Servicing Fee plus
      the Investor Interest Payment                                 1,565,422.00

  5.3 The total amount, if any, to be distributed on the Class A
      Certificates on the Distribution Date allocable to the
      Class A Invested Amount                                               0.00

  5.4 The total amount, if any, to be distributed on the Class A
      Certificates on the Distribution Date allocable to interest
      on the Class A Certificates                                   1,085,094.11

  5.5 The amount of Class A Certificateholder Charge-Offs
      as of the Transfer Date                                               0.00

  5.6 The amount of reimbursement of Class A Certificateholder
      Charge-Offs as of the Transfer Date                                   0.00

  6.0 Class B Certificate Information for the period of  July 1, 2003 through October 31, 2003

  6.1 The Class B Invested Amount as of the Distribution Date (after giving effect to the transactions set forth in Article IV of the
      Supplement and to the payments made on the
      Distribution Date)                                           12,000,000.00

  6.2 The total amount to be distributed on the Class B Certificates on the Distribution Date - includes Investor Servicing Fee plus
      the Investor Interest Payment                                   135,325.31

  6.3 The total amount, if any, to be distributed on the Class B
      Certificates on the Distribution Date allocable to the
      Class B Invested Amount                                               0.00

  6.4 The total amount, if any, to be distributed on the Class B
      Certificates on the Distribution Date allocable to interest
      on the Class B Certificates                                     106,505.64

  6.5 The amount of Class B Certificateholder Charge-Offs
      as of the Transfer Date                                               0.00

  6.6 The amount of reimbursement of Class B Certificateholder
      Charge-Offs as of the Transfer Date                                   0.00

-----------------------------------------------------------------------------------------------------------------------------------

                                                             Exhibit 13(e)
                                                              Series 2003 - 1

   4.43 The percentages and all other information calculated pursuant to Section 6.01 of the Supplemtent.

        Section 6.01

            (a)The Invested Amount is not reduced to zero by the Expected Payment Date?                                     NO

            (f)The Available Subordinated Amount for such Transfer Date will be reduced to an amount
               less than the Required Subordinated Amount?                                                                  NO

            (i)Average Coverage Differential shall be equal to or less than negative two percent (-2.00%)
               on each of three consecutive Determination Dates?                                                            NO

                                             2 Months Past :      3.46%
                                             1 Month Past :       3.31%
                                             Current Month :      3.32%

            (j)The Master Trust Seller's Interest is reduced to an amount less than the Master Trust
               Minimum Seller's Interest?                                                                                   NO

                                            Master Trust Seller's Interest:  $144,955,492.19

                                    Master Trust Minimum Seller's Interest:  $144,867,242.97

            (k)Turnover Ratio less than 1.7?                                                                                NO

                                                Turnover Ratio:  4.80%

            (l)Dealer Note Loss Ratio greater than or equal to one percent (1.00%)?                                         NO

                                        Dealer Note Loss Ratio:  0.00%

            (p)Aggregate Principal Dealer Note Balance which was advanced against Financed
               Vehicles which are Used Vehicles exceeds 25% of the Aggregate Principal
               Balance of all Dealer Notes?                                                                                 NO

                                   Used Financed Vehicle Ratio:  6.46%

-----------------------------------------------------------------------------------------------------------------------------------