Form 10-K/A
period 2003-10-31
NAVISTAR FINANCIAL SECURITIES CORP
filed 2004-04-13
CIK 867961

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the ACT). Yes__  No X

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

Item 2.    Properties

Refer to schedule 13(F)for information regarding the Certificates.

Item 3.    Legal Proceedings

The  registrant  knows of no material  pending legal  proceedings involving  either  the  Dealer  Notes  or  the  trustees,  or the
Seller or Servicer in respect of the trusts.

Item 4.    Submission of Matters to a Vote of Security Holders

No matter was  submitted  during  the period of this  report to a vote of the Certificateholders.

--------------------------------------------------------------------------------
                             PART II

Item 5.    Market for the Registrant's  Common Equity and Related
Stockholder Matters

There were 40 participants holding positions in the Certificates issued by the
Master Trust as of the end of the reporting year.  For a breakdown of participants by series, refer to schedule 13(f).  There is no principal market in which such certificates are traded.  The Master Trust will not pay dividends in respect of the Certificates and, accordingly, the information required by
Item 201 of Regulation S-K regarding dividends is inapplicable to the Trust.

Item 6.    Selected Financial Data

None.

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

None.

Item 9.    Changes  in  and  Disagreements  With  Accountants  on
Accounting and Financial Disclosure

None.

                            PART III

Item 10.   Directors and Executive Officers of the Registrant

None.

Item 11.   Executive Compensation

None.

Item 12.   Security  Ownership of Certain  Beneficial  Owners and
Management

Navistar Financial owns 100% of the Registrant's common stock.

Item 13.   Certain Relationships and Related Transactions

None.

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

        13(f)Series Data

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

 April 13, 2004                        By:  /s/PAUL MARTIN
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

-----------------------------------------------------------------------------------------------------------------------------------
                                             Schedule 13 (F)
                                                           Dealer Note Master Trust
                                                                 Series Data
                                                     Fiscal Year 2003 (11/01/2002 - 10/31/2003)

                                                          Series              Series                Series
                                                          1995-1              1997-1*               1998-1

1. Aggregate amt of Collections                      1,165,282,988.40      768,940,391.67      1,155,570,037.76
   Aggregate amt of Interest Collection                 11,639,820.54        8,935,372.66         11,540,309.27
   Aggregate amt of Principal Collections            1,153,643,167.86      760,005,019.01      1,144,029,728.49

2. Series Allocation Percentage                                 23.31%              23.42%                23.11%
   Floating Allocation Percentage                               85.76%              87.22%                86.49%
   Principal Allocation Percentage                               0.00%              38.54%                 0.00%

3. Total amount Distributed                              3,127,483.39      202,176,022.51          2,843,594.50

4. Ttl amt of such distribution allocable
   to the Invested Amount of Series                              0.00      200,000,000.00                  0.00

5. Ttl amt of such distribution allocable
   to interest on the Series Certificate                 3,127,483.39        2,176,022.51          2,843,594.50

6. Gross Dealer Note Losses                                 25,938.49           21,730.74             25,694.47

7. Recoveries on Dealer Note Losses                              0.00                0.00                  0.00

8. Amt of Series allocable Dealer Note Losses/(Recoveries)  25,938.49           21,730.74             25,694.47
   - Investor portion of Dealer Note Losses/(Recoveries)    21,637.23           18,295.69             21,637.51
   - Seller portion of Dealer Note Losses/(Recoveries)       4,301.26            3,435.05              4,056.96

9. Draw Amount                                                   0.00                0.00                  0.00

10.Investor Charge Offs                                          0.00                0.00                  0.00

11.Reimbursement of Investor Charge Offs                         0.00                0.00                  0.00

12.Monthly Servicing Fee
   -   Series Allocation -Servicing Fee                  1,942,475.43        1,471,475.75          1,925,910.54
   -      Investor Servicing Fee                         1,660,537.84        1,277,395.88          1,660,529.85
   -      Seller Servicing Fee                             281,937.59          194,079.87            265,380.69

13.Controlled Amortization Amount                                0.00      200,000,000.00                  0.00

14.Invested Amount prior to Distribution Date          200,000,000.00                0.00        200,000,000.00
   Invested Amount after to Distribution               200,000,000.00                0.00        200,000,000.00

15.Invested Amount                                     200,000,000.00                0.00        200,000,000.00
   Available Subordinated Amount                        31,000,000.00                0.00         31,000,000.00
   Negative Carry Subordinated Amount                    1,487,242.97                  NA                    NA
   Other                                                         0.00                0.00                  0.00
   Adjusted Invested Amount                            232,487,242.97                0.00        231,000,000.00

   Required Excess Seller's Interest                     6,000,000.00                0.00          6,000,000.00

16.Beginning Spread Account Balance                      2,500,000.00        2,500,000.00          2,500,000.00
       Withdrawals from Spread Account  (-)Interest        (26,428.78)      (2,521,072.16)           (26,434.25)
       Deposits to Spread Account (+)Interest               26,428.78           21,072.16             26,434.25
   Spread Account balance as of the close of
   business on the Distribution date                     2,500,000.00                0.00          2,500,000.00

17.Series Principal Account Balance                              0.00                0.00                  0.00

18.Number of holders of record                                      8                 N/A                     5

------------------------------------------------------------------------------------------------------------------------------------

                                                         Schedule 13 (F)-(Continued)
                                                           Dealer Note Master Trust
                                                                 Series Data
                                                   Fiscal Year 2003 (11/01/2002 - 10/31/2003)

                                                          Series                Series              Series
                                                          2000-1               2003-1**            2000-VFC              Total

 1. Aggregate amt of Collections                     1,155,970,168.21       496,408,159.35      362,041,451.27      5,104,213,196.66
    Aggregate amt of Interest Collections               11,544,303.51         3,399,269.95        3,071,819.33         50,130,895.26
    Aggregate amt of Principal Collections           1,144,425,864.70       493,008,889.40      358,969,631.94      5,054,082,301.40

 2. Series Allocation Percentage                               23.12%               20.81%              11.92%                  N/A
    Floating Allocation Percentage                             90.07%               89.04%              88.76%                  N/A
    Principal Allocation Percentage                             0.00%                0.00%               0.00%                  N/A

 3. Total amount Distributed                             3,244,160.17         1,191,599.75      101,136,170.54        313,719,030.86

 4. Ttl amt of such distribution allocable
    to the Invested Amount of Series                             0.00                 0.00      100,000,000.00        300,000,000.00

 5. Ttl amt of such distribution allocable
    to interest on the Series Certificates               3,244,160.17         1,191,599.75        1,136,170.54         13,719,030.86

 6. Gross Dealer Note Losses                                25,703.37             3,965.11            1,981.86            105,014.04

 7. Recoveries on Dealer Note Losses                             0.00                 0.00                0.00                  0.00

 8. Amt of Series allocable Dealer Note Losses/(Recoveries) 25,703.37             3,965.11            1,981.86            105,014.04
    - Investor portion of Dealer Note Losses/(Recoveries)   22,779.13             3,385.80            1,670.91             89,406.27
    - Seller portion of Dealer Note Losses/(Recoveries)      2,924.24               579.31              310.95             15,607.77

 9. Draw Amount                                                  0.00                 0.00                0.00                  0.00

10. Investor Charge Offs                                         0.00                 0.00                0.00                  0.00

11. Reimbursement of Investor Charge Offs                        0.00                 0.00                0.00                  0.00

12. Monthly Servicing Fee
    -   Series Allocation  -  Servicing Fee              1,926,577.13           575,563.43          513,863.77          8,355,866.05
    -   Investor Servicing Fee                           1,732,402.17           509,147.57          465,752.28          7,305,765.59
    -   Seller Servicing Fee                               194,174.96            66,415.86           48,111.49          1,050,100.46

13. Controlled Amortization Amount                               0.00                 0.00                0.00        200,000,000.00

14. Invested Amount prior to Distribution Date         212,000,000.00       212,000,000.00      100,000,000.00        924,000,000.00
    Invested Amount after to Distribution Date         212,000,000.00       212,000,000.00                0.00        824,000,000.00

15. Invested Amount                                    212,000,000.00       212,000,000.00                0.00        824,000,000.00
    Available Subordinated Amount                       19,080,000.00        19,080,000.00                0.00        100,160,000.00
    Negative Carry Subordinated Amount                             NA                   NA                  NA          1,487,242.97
    Other                                                        0.00                 0.00                0.00                  0.00
    Adjusted Invested Amount                           231,080,000.00       231,080,000.00                0.00        925,647,242.97

    Required Excess Seller's Interest                    6,360,000.00         6,360,000.00                0.00         24,720,000.00

16. Beginning Spread Account Balance                     2,650,000.00                 0.00           43,750.00         10,193,750.00
        Withdrawals from Spread Account  (-) Interest      (28,029.46)           (7,201.63)      (2,506,714.01)       (5,115,880.29)
        Deposits to Spread Account       (+) Interest       28,029.46         2,657,201.63        2,462,964.01          5,222,130.29
    Spread Account balance as of the close of
    business on the Distribution date                    2,650,000.00         2,650,000.00                0.00         10,300,000.00

17. Series Principal Account Balance                             0.00                 0.00                0.00                  0.00

18. Number of holders of record                                     8                   19                 N/A                    40

19. Delinquency on Serviced Portfolio
                                     30 - 59 Days                                                                              0.06%
                                     60 - 89 Days                                                                              0.03%
                                        90+  Days                                                                              0.19%

20. Master Trust Receivables Balance                                                                                 $814,643,739.31

    * 1997-1 series data as of July 31, 2003, the last day of the Due Period, preceding the Redemption date.

    ** 2003-1 series data commences as of its closing date, July 10, 2003.